Form 10KSB
period 1996-12-31
CHASE PACKAGING CORP
filed 1997-03-31
CIK 1025771

U.S. SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                            FORM 10-KSB

         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1996
               Commission File Number 0-21609

                    CHASE PACKAGING CORPORATION
   (Name of small business issuer in its charter)

            Texas                    93-1216127
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

      2550 NW Nicolai Street
          Portland, OR                  97210
(Address of principal executive     (Zip Code)
 offices)







Issuer's telephone number: (503) 228-4366
Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act:

                Common Stock ($.10 Par Value)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   (X)

State issuer's revenues for its most recent fiscal year:  $9,733,520

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold on March 10,
1997:                                                     $   205,124

                         Not Applicable

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding at March 25, 1996
Common Stock ($.10 Par Value)                            7,002,964





                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

Chase Packaging Corporation ("Chase" or the "Company"), is a Texas corporation engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry. The principal business office of Chase is located at 2550 NW Nicolai Street, Portland, Oregon 97210 (Telephone: 503/228-4366).

History

Chase Packaging Corporation (the "Company") was established in July of 1993 as a wholly owned subsidiary of TGC Industries, Inc. ("TGC") of Plano, Texas. On July 30, 1993, the Company purchased certain assets of Union Camp Corporation's Chase Packaging division ("Chase Bag"), for a purchase price of approximately $6.14 million. The assets purchased included substantially all of the business of weaving and constructing Saxolin (R) paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Chase Bag. The properties acquired by Chase consisted of Union Camp's plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities. Union Camp retained all accounts receivable owing as of the July 30, 1993 closing date.

The Company financed the acquisition through a combination of debt and equity financing. The debt portion of the financing was provided by means of a purchase money mortgage note ("Union Camp Note") from Chase Packaging to Union Camp Corporation, and guaranteed by TGC, in the principal amount of $3,761,537. The Union Camp Note provided for a five-year maturity with monthly principal payments of $31,346 amortized over a period of ten years and commenced on August 1, 1994. Interest accrued at the rate of 8% for the first three years, at 3% above the prime rate for the fourth year and 4% above the prime rate for the fifth year, and was payable semi-annually in the first year and monthly thereafter. Under the terms of the Union Camp Note, Chase could not take any of the following actions, among others, without obtaining the prior written consent of Union Camp Corporation: (i) except in the ordinary course of business, consolidate with, merge with, or acquire the stock or assets of another person, firm or entity, whether by merger, consolidation, purchase of stock or otherwise; (ii) except in the ordinary course of business, make loans to any person, firm or entity unless such loans are, in the aggregate, less than $50,000; (iii) incur, create, or permit to exist any other mortgage, assignment, hypothecation, security interest, lien, or other encumbrances of the assets securing such note, except for a subordinated security interest therein to the Company's principal lender, Congress Financial Corporation; and (iv) change, alter, modify or amend its Articles of Incorporation or Bylaws or other governing documents. The equity portion of the financing resulted in cash of $2,955,000 being raised by TGC through the private placement of its securities in 1993.


Of such proceeds, $2,383,000 were utilized to purchase inventory (and certain miscellaneous assets) and the balance of $572,000 has been utilized by the Company for working capital. The private financing consisted of the issuance and sale by TGC of 3,068,750 shares of its $.10 par value Common Stock at $.80 per share and 500,000 shares of Convertible Preferred Stock at $1.00 per share (which was convertible into a maximum of 1,530,000 shares of Common Stock). Also on July 30, 1993, Chase obtained from its primary bank a $2,500,000 working capital revolving line of credit (which was guaranteed by TGC) which is secured primarily by a first and prior security interest covering all of Chase's inventory and accounts receivable. On September 19, 1994 the maximum credit on the revolving line of credit was increased by Chase's primary bank to $4,000,000.

On May 25, 1994, the Company acquired, for approximately $1.77 million, from Fisher Bag Company, Inc. ("Fisher Bag") of Seattle, Washington, substantially all of its business of manufacturing and marketing agricultural and industrial bags and other packaging materials. The business and assets acquired from Fisher Bag consist of all operating assets of Fisher Bag, including all equipment, inventories, accounts receivable, and proprietary information, but excluding all real property and interests in real estate. During the fourth quarter of 1994 the manufacturing operation of Fisher Bag was phased into Chase's Portland facility. Substantially all of the machinery and equipment and a major portion of the inventory was transferred to the Portland plant.

The purchase price paid by Chase amounted to a total of approximately $1.77 million, which amount was determined on the basis of the fair market value of the current assets acquired, the appraised value of the fixed and other assets acquired, and goodwill in the amount $785,149. The goodwill included $60,751 for legal and accounting fees related to the purchase that were recorded in July of 1994. The Company financed the acquisition through a combination of purchase money debt and bank debt financing as follows: (1) Two purchase money notes payable by Chase to Fisher Bag in the aggregate principal amount of $537,500; and (2) with respect to the balance of the purchase price, which was paid by delivery of $1,083,145 cash at closing and the assumption of $93,500 in liabilities of Fisher Bag, the cash portion was financed under Chase's revolving credit agreement with its principal lender (which debt was guaranteed by TGC).

With respect to the purchase money notes, the first note in the amount of $137,500 (the "First Fisher Note") bore interest at the rate of ten percent (10%) per annum with monthly payments of interest only which commenced June 30, 1994, and with the entire balance of principal and accrued interest paid on the due date of January 2, 1995. The second note in the amount of $400,000 (the "Second Fisher Note") bore interest at the rate of ten percent (10%) per annum with monthly payments of interest only which commenced June 30, 1994, and continued through September 30, 1994. Thereafter, the Second Fisher Note was payable in consecutive monthly installments of $13,333 principal plus interest on the declining principal balance which commenced with the payment on October 31, 1994, and was paid in full in July, 1996. Both the First Fisher Note and the Second Fisher Note were guaranteed by TGC and were secured by a security interest in all of the equipment included in the assets acquired from Fisher Bag, which security interest was, in part, subordinate to a first lien security interest granted by Chase to its senior lender. In July, 1996, as part of the recapitalization of Chase as discussed below, Chase received a capital contribution of $2,716,403 from TGC which was used, in part, to pay off the outstanding balance due to Fisher Bag.

On January 26, 1996, Chase Packaging was informed by Union Camp Corporation that it was in default under the terms of the Union Camp Note dated July 30, 1993 for non-payment of principal and interest and violation of certain debt covenants. On February 9, 1996, Chase was notified by its primary bank that it was in default on the revolving line of credit due to the default on the Union Camp Note and due to violation of the tangible net worth covenant in the Accounts Financing Agreement with the bank. As noted above, the Company received a capital contribution of $2,716,403 from TGC in July, 1996, which was utilized to pay down bank balances with lenders and to make payments to trade creditors. As a result of payments made to Union Camp and the bank in July, 1996, payment defaults were cured and TGC was released as a guarantor of the Company's obligations to Union Camp and the bank. Also, in July, 1996, Chase's primary bank reduced the maximum credit on the revolving line of credit to $2,500,000. Loan defaults remained, however, for violation of the tangible net worth covenant under the terms of the Union Camp Note and the bank revolving line of credit as a result of a cross-default related to the Union Camp default.

On July 9, 1996, the Board of Directors of TGC Industries, Inc., declared a distribution (the "Distribution") to its shareholders in conjunction with the spin-off (the "Spin-Off") of TGC's wholly-owned subsidiary, Chase Packaging Corporation, formerly New Chase Corporation ("Chase"), which was effective on July 31, 1996. Prior to the spin-off, TGC liquidated its wholly-owned subsidiary, Chase Packaging Corporation ("Old Chase"), with TGC receiving all of Old Chase's properties and liabilities in cancellation of the Old Chase stock held by TGC. TGC then formed Chase as a new wholly-owned subsidiary and transferred to Chase all the properties and liabilities previously received by TGC as a result of the liquidation of Old Chase, except TGC retained the Portland, Oregon facility of Old Chase and canceled all inter-company debt owed by Old Chase to TGC.

Effective July 31, 1996, TGC spun-off Chase as a dividend to the holders of TGC's Common Stock and, on an as-if-converted basis, to the holders of TGC's Series C 8% Convertible Exchangeable Preferred Stock (the "Preferred Stock"), which was sold in a private placement. The record date for the TGC Common Stock and Preferred Stock was July 15, 1996 and July 31, 1996, respectively ("Record Date"); however, since the TGC Common Stock and Preferred Stock traded with "due bills" from the Record Date and continued to do so through the distribution date of the Chase Common Stock, which date was March 7, 1997 ("Distribution Date"), any sales of TGC Common Stock or Preferred Stock after the Record Date but before the Distribution Date conveyed the right to receive the distribution of Chase Common Stock. Thus, the record holders of the TGC Common Stock and Preferred Stock as of the March 7, 1997 Distribution Date received Chase Common Stock. An additional 539,837 shares of Chase Common Stock have been placed in escrow to be distributed upon the exercise, if any, of outstanding Warrants and options of TGC that were held as of the July 15, 1996 record date. Due to the exercise of 84,500 TGC options in the fourth quarter of 1996, 42,250 shares of Chase Common Stock were released from escrow and issued, leaving a total of 497,587 shares of Common Stock in escrow. Since the effective date of the Spin-Off on July 31, 1996, the Company has operated, and will continue to operate, in the specialty packaging business independently of TGC.

On March 18, 1997 TGC sold the Portland, Oregon facility for $2,430,000 with $1,780,000 of the proceeds applied against Chase's outstanding mortgage indebtedness to Union Camp with respect to such facility and the balance of the proceeds applied in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness. Chase Packaging executed an absolute net lease with the buyer of the facility and will remain in 60,000 square feet of the 87,000 square foot Portland facility as a tenant and, as such, the balance of real estate proceeds were utilized as follows: (1) $280,000 was placed into escrow and, as long as Chase Packaging has not been in default under terms of the lease, $4,667 per month will be paid by the buyer of the property to TGC and TGC will forward the escrow payments to Chase to reduce Chase's monthly rent expense; (2) $65,000 was placed into escrow to cover potential reletting expenses to the buyer for lost rent and other expenses related to the 27,000 square feet of the Portland facility that Chase is not leasing; (3) $131,000 of property taxes on the Portland facility were paid; (4) $126,500 in real estate commissions were paid; (5) $38,500 for prepaid rent and miscellaneous closing expenses were paid; and (6) approximately $9,000 was retained by TGC and paid to Chase for working capital purposes. The $1,780,000 payment to Union Camp, when combined with a principal payment of $350,000 made to Union Camp on January 7, 1997 from the sale proceeds of Chase's polypropylene weaving equipment, resulted in the Union Camp Note being declared paid in full as of March 19, 1997. Union Camp subsequently released its security interest in all remaining real estate and machinery and equipment, thereby curing all default conditions with Union Camp. Chase's primary bank remains as a secured party with respect to the remaining real and personal property, and Chase continues to be in violation of the tangible net worth covenant with the bank.

General Description of the Company's Business

Chase Packaging Corporation is engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry.

As of December 31, 1996, Chase employed 116 employees with 38 employees at the Idaho Falls, Idaho facility and 78 employees at the Portland, Oregon facility. Sixty-two (62) employees in Portland are represented by a collective bargaining unit. The Company believes its relationship with its employees to be satisfactory.

Since the purchase of Chase Bag in 1993 and until the third quarter of 1995, the Company manufactured Saxolin (R) paper mesh material for conversion to potato and other agricultural product bags. Saxolin (R) is created by slitting, treating, and twisting paper into individual threads before weaving and dyeing the mesh. Predominantly used for consumer size Idaho potato bags in past years, Chase has extended the use of biodegradable Saxolin (R) paper mesh to new areas, including covers for rail cars carrying wood chips and erosion control blankets. Due to declining demand for Saxolin (R) paper mesh potato bags, the Company curtailed weaving Saxolin (R) potato fabric in the 1995 third quarter but continued to utilize 3 looms for the weaving of industrial and environmental Saxolin (R) fabric. Chase's operations have also included the capability to extrude and weave polypropylene mesh materials. Chase expended approximately $650,000 during 1993-95 to upgrade the Company's weaving machines enabling 41 of the 44 looms to weave polypropylene mesh to meet the demand for agricultural and industrial polypropylene woven products.

Prior to its acquisition by the Company, Chase Bag had failed to adequately respond to the needs of the market and the challenges of competition, resulting in a loss of market share of the Idaho potato market. During the past several years, label quality has been improved and product lines expanded to include polyknit mesh bags and woven polypropylene mesh bags.
New customers have been gained from Chase's improved product offerings; however, Chase's net market share of the Idaho potato market has continued to decline due to competition from alternative forms of packaging, such as the use by Chase's customers of cheaper poly film bags for smaller potatoes and cartons for larger sized potatoes. In the onion and citrus markets, Chase's market share of woven polypropylene bags initially increased due to the success of its high quality pre-print onion bags; however, the size of the overall market decreased during 1995. Onion bag revenues for 1995 were down from 1994 levels due to a large decline in the Pacific Rim export market.
The reduced exports created an oversupply of domestic onions which lowered U.S. market prices and reduced shipments in the 1995 fourth quarter. This weak export market carried into 1996, resulting in a continuation of reduced onion bag shipments for Chase in the first half of 1996. Also, increased competition from imports during 1996, particularly from Mexico, eroded Chase's market share of sales of woven polypropylene fabric and bag sales to various onion and citrus markets. The competitive pressures from such imports contributed to a continuation of depressed bag and fabric sales to these markets in the second half of 1996. Many of Chase's customers increased their purchases of cheaper import packaging for the 1996-1997 onion season which further reduced woven polypropylene fabric and bag revenues in the third and fourth quarters of 1996.

Sales by the Portland and Idaho Falls locations are currently handled on a direct basis through seven sales people covering California, Oregon, Idaho, Washington, Colorado, and Texas. At the present time, about 80% of the sales of the field representatives are Chase Packaging's products, with the balance being consumer and industrial multiwall packaging, corrugated containers, as well as cotton and circular woven polypropylene bags produced by other companies.

Chase Packaging's top twenty customers accounted for approximately 58% of Chase Packaging's revenues in 1996 with one customer accounting for 12% of revenue during this period. In 1995, the top twenty customers accounted for approximately 49% of revenues with one customer accounting for 10% of Chase's revenues during this period. Management does not believe that any one of such customers is material or that Chase's business is dependent upon one or a few major customers. Sales are generally made to customers pursuant to the terms of standard purchase orders or order confirmations.

To meet the challenges of increased competition from imports and alternative forms of packaging, Chase initiated a business plan in the 1995 fourth quarter centered upon three objectives -- (1) expense/inventory reduction,
(2) debt reduction by disposition of under-utilized assets (weaving equipment and Portland real estate), and (3) repositioning the business to a conversion, distribution, brokerage operation. As part of the business plan, Chase discontinued the manufacture of Saxolin (R) paper mesh for Idaho potato bags but continued the production of paper mesh for industrial applications. Due to increased competition from manufacturers of alternative materials and the general market conditions, the Company's weaving machines were operating at only 40% capacity during 1996. In furtherance of the Company's business plan to reduce debt by disposing of under-utilized assets, the Company discontinued its polypropylene weaving operations in December 1996. On January 6, 1997, the Company closed the sale of its polypropylene weaving equipment (38 of 44 looms) for $550,000. A principal payment of $350,000 was made to Union Camp on January 7, 1997 with Chase retaining $200,000 for working capital purposes. On March 25, 1997 Chase closed the sale of its extrusion line with the net proceeds of $310,000 retained by the Company for working capital purposes. The Company retained six looms for continuing the Company's paper mesh weaving for industrial applications.

Prior to the implementation of its business plan described above, Chase Packaging had (1) two principal suppliers of paper from which it manufactures Saxolin (R) paper mesh: P.L. Thomas, Inc. and Mosinee Paper Corp., and (2) three principal suppliers of polypropylene resin from which it manufactured polypropylene mesh: Fina Oil & Chemical Co., Solvay Polymers, Inc., and Techmer PM. The Company did not experience any material disruption in supply of either of such raw materials. Chase had experienced a 50% increase in the price of polypropylene resin in the last three years. Since the Company has discontinued its polypropylene extrusion and weaving operations, the Company will no longer have a need for polypropylene resin.

The Company will continue its operations of converting woven polypropylene fabric. In anticipation of closing its polypropylene weaving operations, the Company currently has approximately a two month inventory of woven polypropylene fabric for its conversion operations. Thereafter, the Company will purchase the fabric from various manufacturers, including Wayne-Tex, Inc. and Amoco Fabric & Fibers Co.

Chase management anticipates the loss of fabric sales to other bag converters following the disposition of the Company's extrusion and weaving equipment. Sales to these customers were approximately $1,438,000 for the year ended December 31, 1996. It is also anticipated that expenses will be reduced following these asset sales due to a decrease in cash requirements for raw materials, labor, repairs and equipment maintenance. The lower cash requirements will be partially offset by the previously mentioned purchase of fabric from outside suppliers (domestic and foreign) to satisfy future fabric requirements. The expected net reduction in cash outlays should result in decreased unfavorable manufacturing variances that have historically been generated by the under-utilization of the Company's weaving capacity. In addition, other operating expenses have been reduced substantially during 1996 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"), and inventory has decreased from $3,516,344 as of December 31, 1995 to $2,353,427 as of December 31, 1996. The Company plans to continue operating as a bag converter and distributor of packaging products manufactured by other companies. New strategic alliances have been struck with suppliers of various products that should reduce the impact of weather and imports on Chase's core business. However, due to competitive pressures from within and outside the U.S. and the uncertain nature of predicting agricultural markets, there can be no assurance that Management's plans will achieve the intended results.


ITEM 2.  DESCRIPTION OF PROPERTY.

Chase Packaging Corporation currently leases the following properties:

1. 60,000 square feet of office, manufacturing and warehouse space with parking lot in Portland, Oregon. This space is part of the 87,000 square foot property previously owned by TGC and sold on March 19, 1997. This facility houses the main offices of Chase Packaging Corporation and the conversion and warehousing operations of Chase. Effective March 18, 1997 Chase entered into a 5-year absolute net lease for the 60,000 square foot portion with monthly rent of $15,000.

2. 80,000 square feet of manufacturing/warehouse space with a four bay loading dock in Portland, Oregon. The monthly rent is $14,811, and Chase is responsible for property taxes, insurance, and routine maintenance. 20,000 square feet of this facility is used for Chase Packaging's printing, warehousing and delivery operations. 60,000 square feet is sub-leased to one tenant for $15,000 per month.

3. 12,000 square feet of warehouse space in Idaho Falls, Idaho. The monthly rent is $2,150. This facility is used for storage of material and finished goods for Chase's Idaho operations. The Company is not responsible for taxes, insurance, and maintenance on this property.

Chase Packaging Corporation owns the following property purchased as part of the $3,761,537 purchase money note payable to Union Camp that was paid in full as of March 19, 1997. The property remains encumbered by the Company's primary bank which retains a security interest in the property until such time as the bank loan is paid in full.

1. 24,000 square feet of office, manufacturing and warehouse space in Idaho Falls, Idaho. This facility is used for bag conversion, storage and delivery for Chase's Idaho operations.

The condition of all the above facilities is good, and Chase management believes that these properties are suitable and adequate for the Company's foreseeable needs. Also, the Company's Management believes the properties are adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997. The Chase Common Stock is traded in the over-the-counter market, and the Company anticipates it will be quoted on the OTC Bulletin Board. The first trade of the Company's Common Stock occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of March 10, 1997 was 521. Due to the number of shares held in nominee or street name, the Company believes that there is a significantly greater number of beneficial owners of its Common Stock. As of such date, CEDE & Co. held 417,253 shares in street name. As of the date of this Form 10-KSB, a trading market has not yet developed and there can be no assurance that a liquid market for the stock will develop, or, if so, as to the price and trading volume of such market.

Dividends are payable on Chase's Common Stock at the discretion of the Board of Directors. Chase has paid no cash dividends, and, in light of the working capital needs of Chase, it is unlikely that cash dividends will be declared and paid on Chase's Common Stock in the foreseeable future. In addition, under the terms of the Accounts Financing Agreement with Chase's primary bank, the payment of dividends by Chase is restricted until the bank loan is paid in full.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operation

For the year ending December 31, 1996, revenues were $9,733,520 compared to revenues of $14,278,261 for the same period of 1995. Net loss for the year ending December 31, 1996 was $2,718,769 as compared to net loss of $2,717,255 for the same period of the prior year.

Chase's primary products, mesh bags for the potato, onion and citrus industries amounted to approximately 59% of total packaging revenues in 1996 as compared to 51% of total revenue in 1995. Saxolin (R) and woven polypropylene mesh yardage sold to other converters for potato, onion, citrus, industrial, and environmental applications decreased to 19% of total sales from 23% in 1995. Sales of lower margin burlap bags for bulk potatoes, and circular woven polypropylene bags for grass seed, animal feed and beans decreased to 13% of total revenue from 22% in 1995. The remaining revenue was generated by sales of cartons, multi-wall bags and other miscellaneous items.

The bag markets served by Chase are Northwest potato, Northwest onion, Northwest grass seed and California onion. Chase's mesh yardage goes to converters serving the Idaho potato market, the Colorado, Texas, California, New Mexico and Arizona onion markets; and the California and Texas citrus markets. As discussed below, future yardage sales to other converters will be negligible as a result of the discontinuance of the Company's polypropylene extrusion and weaving operations for agricultural bags.

Due to the seasonal nature of agricultural crops, sales of Chase's products to the various markets mentioned above fluctuated during the Company's fiscal year. Historically, the Northwest onion and potato harvests commence late in the third quarter with sales of Chase's products reaching a peak during the fourth quarter and first quarter of the following year. The California onion season peaks in April and May with the Northwest grass seed season running from May through July.

Factors that contributed to the lower revenues and higher operating losses at Chase in 1996 were a weak export market for domestic onions and increased competition from an influx of cheap import fabric and bags from Mexico. An oversupply of domestic onions from both the 1995 and the 1996 harvests reduced market prices and curtailed onion shipments throughout 1996. These reduced shipments, when combined with a loss of market share to import fabric and bags, resulted in a continuation of low onion bag sales volume (annual sales of $3.1 million in both 1996 and 1995) and a $1.1 million decrease in sales of Chase's woven polypropylene fabric to other bag converters for 1996 when compared to 1995. Also, unfavorable market pricing had a negative impact on sales of Chase's consumer-size mesh potato bags, reducing sales of such bags by $635,000 when comparing 1996 with 1995. High prices paid by potato processors to potato growers in the first half of 1996 required packers to match the high prices when purchasing their potatoes from the growers. This created very narrow margins for the potato packers and resulted in the use of cheaper film bags supplied by competitors for a large percentage of potato shipments to the fresh market. A record Northwest potato harvest in the second half of 1996 further depressed demand for Chase's mesh potato bags late in the year. Market prices for the 1996-1997 season have declined 80% from the 1995-1996 season, resulting in increased bulk sales to potato processors as the cost of shipping potatoes in bags has become unattractive for many packers. In addition, the outsourcing on a commission basis of certain circular woven polypropylene bag orders for the grass seed market reduced revenues for this product line by $1,383,000 during 1996 when compared to 1995.

The 1996 losses also include a write-down for asset impairment of $480,599 on weaving equipment that was held for sale as of December 31, 1996. The equipment was subsequently sold in January, 1997 for $550,000 as part of the Company's business plan for disposition of under-utilized assets. The continued drop in demand for Chase's core products during 1996 required Management to expand its program of inventory reduction and below-standard production levels to balance plant operations with market demand. Although variable, indirect, and overhead expenses have been reduced during the year, the curtailment of weaving, printing and sewing operations resulted in underabsorbed manufacturing overhead which increased the cost of units produced. These unfavorable manufacturing variances combined with downward pressure on selling prices for Chase's products resulted in negative margins for the woven polypropylene (onion/citrus) product line and reduced margins for the other product lines.

Benefits of the cost reduction program were realized during the second half of 1996, however, as losses were reduced dramatically when compared to the last half of 1995. Although revenue for the last six months of 1996 declined 25% when compared to the same period of 1995, net loss before asset impairment for the second half of 1996 was reduced by $678,326 to $799,990 when compared to net loss before goodwill impairment of $1,478,316 for the second half of 1995.

The table below sets forth Chase's total revenues, major cost of goods sold categories and total gross profit margin (total revenues less total cost of goods sold) for the twelve months ended December 31, 1996 as compared to the same period of 1995. The table reflects the results of decreased sales, lower production levels, and reduced expense absorption in 1996 with the corresponding negative effect on total gross profit margin.


In thousands              YTD 12/31/96     YTD 12/31/95    Change   % Change

Revenues                        9,733           14,278    (4,545)    (32%)
Payroll expense (incl. taxes
 & benefits)                    3,725            4,984    (1,259)    (25%)
Raw materials purchases         2,944            6,742    (3,798)    (56%)
Operating supplies                 59              147       (88)    (60%)
Repairs to bldg/equip             140              295      (155)    (53%)
Other indirect/manufacturing
 overhead expenses (incl.
unabsorbed costs)               2,656              901     1,755     195%
Gross profit margin               209            1,209    (1,000)    (83%)
Gross profit margin as
  a % of sales                      2%               8%


As previously discussed, Chase initiated a business plan in the 1995 fourth quarter centered upon three objectives -- (1) expense/inventory reduction,
(2) debt reduction by disposition of under-utilized assets (weaving equipment, extrusion line and Portland real estate), and (3) repositioning the business to a conversion, distribution, brokerage operation. Chase Management will continue its plan of lowering the operations' break-even level by bringing manufacturing costs in line with the level of sales being generated by current agricultural markets. To compete with the inroads being made by imports, Chase will continue its program of expense reduction and efficiency improvement to become a lower-cost producer of fabric and bags. Chase will actively pursue expansion of sales efforts into other geographic markets, search for new product opportunities, eliminate unprofitable product lines and sell-off under performing assets. The Company will increase its focus on various distribution and brokerage arrangements with other manufacturing concerns. Chase will also expand efforts to become a supplier of import bags to compliment the Company's domestic products capabilities.

The business plan included the sale of the Portland real estate retained by TGC after the spin-off of Chase and Chase's polypropylene extrusion and weaving equipment. In December 1996, the Company discontinued its polypropylene extrusion and weaving operations, and on January 6, 1997, the Company closed the sale of its polypropylene weaving equipment (38 of 44 looms) for $550,000. A principal payment of $350,000 was made to Union Camp on January 7, 1997 with Chase retaining $200,000 for working capital purposes. The Company retained six looms for continuing the Company's paper mesh weaving for industrial applications. On March 18, 1997 TGC sold the facility located in Portland, Oregon for $2,430,000 with $1,780,000 of the proceeds paid to Union Camp as a final principal payment on the $3,761,537 Promissory Note. Union Camp subsequently declared the note paid in full and released its security interest in the remaining real estate and machinery and equipment owned by Chase. Chase Packaging executed an absolute net lease with the buyer of the facility and will remain in 60,000 square feet of the 87,000 square foot Portland facility as a tenant, and, as such, the balance of real estate proceeds were utilized as follows: (1) $280,000 was placed into escrow and as long as Chase Packaging has not been in default under terms of the lease, $4,667 per month will be paid by the buyer of the property to TGC. TGC will forward the escrow payments to Chase to reduce Chase's monthly rent expense; (2) $65,000 was placed into escrow to cover potential reletting expenses to the buyer for lost rent and other expenses related to the 27,000 square feet of the Portland facility that Chase is not leasing; (3) $131,000 of property taxes on the Portland facility were paid;
(4) $126,500 in real estate commissions were paid; (5) $38,500 for prepaid rent and miscellaneous closing expenses; and (6) approximately $9,000 was retained by TGC and paid to Chase for working capital purposes. On March 25, 1997 Chase closed the sale of its polypropylene extrusion equipment for $310,000. These proceeds were retained by Chase for future working capital purposes. Chase will continue to operate as a producer of paper mesh fabric for industrial and environmental applications and as a converter and distributor of agricultural bags and other specialty packaging. Accounts payable status will be monitored closely with vendor communication a high priority to ensure that plant production continues at the most efficient level possible. Due to competitive pressures from within and outside the U.S. and the uncertain nature of predicting agricultural crops and their impact on Chase's products, no assurance can be given that Chase's business plan will achieve the intended result.

Financial Condition

Cash of $707,532 was used in operations for the twelve months ended December 31, 1996 as compared to cash used in operating activities of $1,065,926 for the same period of the prior year. The funds used during 1996 were primarily attributable to Chase's net loss for the year of $2,718,769, partially offset by non-cash depreciation and amortization charges of $619,423, by a write-down for asset impairment of $480,599 and by cash generated from inventory reductions of $1,163,097. Cash used in investing activities of $145,258 was primarily additions to plant machinery and equipment. Cash provided by financing activities of $849,045 represents funds received from TGC Industries, Inc. (the Company's former parent) partially offset by principal payments of Chase's debt obligations. Net payments on Chase's line of credit were $1,021,732 resulting in a loan balance on the Company's line of credit of $1,865,738 as of December 31, 1996.

As part of the previously discussed recapitalization of Chase, the Company received a capital contribution of $2,716,403 in cash form TGC. The proceeds were utilized to pay down loan balances with lenders and to make payments to trade creditors. As a result of July, 1996 payments made to Union Camp and the bank from these proceeds, payment defaults were cured and TGC was released as a guarantor of these obligations. Loan defaults remained, however, for violation of the tangible net worth covenant under the terms of the Union Camp Promissory Note and under the terms of the bank revolving line of credit as a result of a cross-default related to the Union Camp default. As previously discussed, Chase sold its polypropylene weaving equipment (38 of 44 looms) in January, 1997 for $550,000. Proceeds of $350,000 from the weaving equipment sale were used to pay down the Union Camp Note with the remaining $200,000 retained by Chase for working capital purposes. Also, as disclosed previously, TGC (the former parent) sold the Portland, Oregon facility on March 18, 1997 for $2,430,000 with $1,780,000 of the proceeds applied against the mortgage indebtedness of Chase to Union Camp. Upon receipt of these funds, Union Camp declared the $3,761,537 promissory note paid and released its security interest in the remaining real and personal property owned by Chase, thereby curing all remaining default conditions with Union Camp. Chase's primary bank retained its position as a secured party in real and personal property still owned by Chase, and Chase continues to be in violation of the tangible net worth covenant with the bank. On March 25, 1997 Chase closed the sale of its extrusion line with the net proceeds of $310,000 retained by Chase for working capital purposes. The Company's liquidity position should benefit from the retirement of the Union Camp debt as cash outlays of approximately $55,000 per month for principal and interest on such debt will no longer be required.

Chase Management anticipates the loss of fabric sales to other bag converters due to the discontinuance of the Company's polypropylene extrusion and weaving operations. Sales to these customers were approximately $1,438,000 for the year ended December 31, 1996. It is also anticipated that expenses will be reduced following these asset sales due to a decrease in cash requirements for raw materials, labor, repairs and equipment maintenance.
The lower cash requirements will be partially offset by the previously mentioned purchase of fabric from outside suppliers (domestic and foreign) to satisfy future fabric requirements. The expected net reduction in cash outlays should improve liquidity as a result of a decrease in unfavorable manufacturing variances that have historically been generated by the under-utilization of the Company's weaving capacity.

Chase Management will continue to work very closely with suppliers to ensure that any disruption in the flow of raw materials and other key items is minimized. A clear line of communication with vendors is a priority and, to date, Chase has continued to meet the demands of its market. Chase will continue its plan to diversify into additional geographical markets, expand product offerings through broker/distributor agreements, aggressively reduce inventory, cut expenses, reduce trade payables, and improve supply terms with vendors. The objective of this plan will be to bring manufacturing expenses in line with projected levels of sales, thereby generating a positive cash flow. However, due to competitive pressures and the uncertain nature of predicting agricultural crops, no assurance can be given that management's plan will achieve the intended results.



ITEM 7.  FINANCIAL STATEMENTS.

                      Financial Statements.

                   December 31, 1996 and 1995

                            CONTENTS


                                                                    Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-1

FINANCIAL STATEMENTS

     BALANCE SHEET                                                  F-2

     STATEMENTS OF OPERATIONS                                       F-3

     STATEMENT OF STOCKHOLDERS' EQUITY                              F-4

     STATEMENTS OF CASH FLOWS                                       F-5

     NOTES TO FINANCIAL STATEMENTS                                  F-7


                Report of Independent Certified Public Accountants

Board of Directors
Chase Packaging Corporation

We have audited the accompanying balance sheet of Chase Packaging Corporation (a Texas corporation) as of December 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company incurred a net loss of $2,718,769 during the year ended December 31, 1996 and is in default on certain loan covenants and is delinquent on interest payments which could result in termination of the Company's credit agreements raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited Schedule II for each of the years in the two year period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




Portland, Oregon
February 13, 1997 (except for Note O,
  as to which the date is March 25, 1997)


                      Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)


                            BALANCE SHEET

                         December 31, 1996

              ASSETS
CURRENT ASSETS
     Cash                                                         $   21,378
     Accounts receivable, net of allowance
          for doubtful accounts of $85,853                         1,329,924
     Inventories                                                   2,353,247
     Prepaid expenses                                                 58,793


               Total current assets                                3,763,342



PROPERTY AND EQUIPMENT - at cost
     Machinery and equipment                                       2,492,945
     Buildings                                                       380,999

                                                                   2,873,944

     Less accumulated depreciation                                (1,025,934)

                                                                   1,848,010
     Land                                                             72,890

                                                                   1,920,900


ASSETS HELD FOR SALE                                                 576,250

OTHER ASSETS                                                           9,779

                                                                  $6,270,271

                    LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
     Trade accounts payable                                      $1,337,183
     Accrued liabilities                                            591,506
     Advance billings                                               114,331
     Current maturities of long-term obligations                  4,000,120

          Total current liabilities                               6,043,140

LONG-TERM OBLIGATIONS, less current maturities                        -

STOCKHOLDERS' EQUITY
     Preferred stock, $1.00 par value; 4,000,000 shares authorized    -
     Common stock, $.10 par value; 25,000,000 shares authorized     700,296
     Additional paid-in capital                                     629,833
     Accumulated deficit                                         (1,102,998)

                                                                    227,131


                                                                 $6,270,271
The accompanying notes are an integral part of this statement.

                      Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                          STATEMENTS OF OPERATIONS

                           Year ended December 31,



                                                   1996            1995


Sales                                            $9,733,520      $14,278,261

Cost and expenses
     Cost of sales                                9,524,548       13,068,812
     Selling, general and administrative          1,799,836        2,385,493
     Write-down for impairment of goodwill            -              701,378
     Write-down for impairment of
       assets held for sale                         480,599            -
     Interest expense                               647,306          839,833


                                                 12,452,289       16,995,516

          Loss before income taxes              (2,718,769)       (2,717,255)

Income tax expense                                   -                 -


          NET LOSS                             $(2,718,769)      $(2,717,255)

Loss per common share
     Weighted average shares outstanding         6,971,277         6,960,714

     Per share amount                            $  (0.39)         $  (0.39)


The accompanying notes are an integral part of these statements.

                      Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                       Additional
                    Common Stock        Paid-In     Accumulated
                  Shares    Amount      Capital       Deficit        Total


Balance at
January 1, 1995     1,000   $ 100    $2,371,145    $(1,083,283)  $1,287,962

Net loss for          -       -           -         (2,717,255)  (2,717,255)
the year

Balance at
December 31, 1995   1,000     100     2,371,145     (3,800,538)  (1,429,293)

Net loss through
July 31, 1996         -        -          -         (1,615,771)  (1,615,771)

Balance at
July 31, 1996       1,000     100     2,371,145     (5,416,309)  (3,045,064)

Liquidation of
Company            (1,000)   (100)   (2,371,145)     5,416,309    3,045,064

Reorganization    6,960,714  696,071    450,308         -         1,146,379


Balance at
August 1, 1996    6,960,714  696,071    450,308         -         1,146,379

Contribution by
former parent          -         -       75,000         -            75,000

Contributed rent -
Portland Facility      -         -      108,750         -           108,750

Stock issued         42,250    4,225     (4,225)        -               -

Net loss through
December 31, 1996      -         -         -        (1,102,998)  (1,102,998)

Balance at
December 31,     $7,002,964  $700,296  $629,833    $(1,102,998)  $  227,131
1996

The accompanying notes are an integral part of this statement.

                      Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                       STATEMENTS OF CASH FLOWS

                       Year ended December 31,


                                              1996                 1995

Increase (Decrease) in Cash
Cash flows from operating activities
     Net loss                             $(2,718,769)         $(2,717,255)
     Adjustments to reconcile net loss
     to net cash used in operating
     activities
       Depreciation and amortization          619,423              579,275
       Loss (Gain) on disposal of
         property and equipment                 8,629                  (13)
       Write-down for impairment of assets    480,599              701,378
       Noncash expenses                       112,350                 -
       Change in assets and liabilities
          Accounts receivable                  28,978              924,209
          Inventories                       1,163,097             (723,455)
          Prepaid expenses                     14,979               30,276
          Accounts payable                   (509,727)              77,478
          Accrued liabilities                  87,331              166,548
          Advance billings                      5,578             (104,367)

          Net cash used in
             operating activities           (707,532)          (1,065,926)

Cash flows from investing activities
     Capital expenditures                   (153,983)            (693,281)
     Proceeds from sale of
      property and equipment                   9,000                  810
     Other assets                               (275)              (2,095)


     Net cash used in investing activities  (145,258)            (694,566)



Cash flows from financing activities
     Principal payments of debt
      obligations                         (1,704,168)            (784,591)
     Net proceeds from (payments on)
      line of credit                      (1,021,732)             406,218
     Receivable from/payable to parent       858,542            2,123,266
     Capital contributed by parent         2,716,403                 -

        Net cash provided by
            financing activities             849,045            1,744,893

        NET DECREASE IN CASH                  (3,745)             (15,599)


Cash at beginning of year                     25,123               40,722

Cash at end of year                          $21,378              $25,123



                         Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                    STATEMENTS OF CASH FLOWS - CONTINUED

                          Year ended December 31,

                                                1996                 1995

Supplemental cash flow information
     Cash paid during the year for
     Interest                                 $523,228            $636,190

     Noncash investing and financing activities

     During 1996, under a plan of liquidation and reorganization, Chase's manufacturing facility located in Portland, Oregon with a book value of $1,329,000, was transferred to TGC. In addition, TGC converted $2,879,040 of net receivables from Chase to equity in Chase. Also as a result of the plan, 6,960,714 shares of Chase common stock were issued. (See Note B.)

     During 1996, Chase incurred rent expense of $108,750 for use of the manufacturing facility owned by TGC. TGC converted the rent receivable to equity in Chase.

     During the fourth quarter of 1996, Chase issued 42,250 shares of common stock as a result of TGC options which were exercised (Note N). Chase did not receive any proceeds as a result of the stock issuance.

The accompanying notes are an integral part of these statements.

                        Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

1.  Nature of Operations

Chase Packaging Corporation (Chase or the Company), a Texas corporation, manufactures woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use and distributes agricultural packaging manufactured by other companies.

2.  Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method.

3.  Property and Equipment

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives (3 to 10 years for equipment and 30 years for buildings) of the individual assets.

4.  Income Taxes

Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

5.  Advance Billings

Certain customers pay in advance. The related payment is included in advance billings and recognized when earned.

6.  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                 NOTES TO FINANCIAL STATEMENTS - Continued

NOTE B - REORGANIZATION PLAN AND BASIS OF PRESENTATION

In May 1996, a formal plan was adopted to reorganize TGC Industries, Inc.
(TGC) and Chase.  Pursuant to the plan, the following actions were taken:

1. TGC liquidated Chase (Old Chase) with TGC receiving all of Old Chase's assets and liabilities in cancellation of the Old Chase stock held by TGC. TGC formed a new wholly-owned subsidiary, New Chase, and transferred to it all of the assets and liabilities received in the liquidation of Old Chase, except TGC retained the manufacturing facility located in Portland, Oregon and canceled Old Chase's net payable to TGC.

2.  TGC contributed $2,716,403 as additional capital to New Chase.

3. Effective July 31, 1996, TGC spun-off New Chase by a dividend distribution to the stockholders of record of TGC common and preferred stock. At the same time, the name was changed from New Chase to Chase Packaging Corporation (Chase).

The financial statements are presented on the basis that the principal operations of Old Chase continued with the formation of New Chase and the statements of operations and cash flows for the year ended December 31, 1996 consist of seven months of operations of Old Chase and five months of operations of New Chase.


NOTE C - GOING CONCERN ISSUES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company incurred substantial losses during 1996 and 1995, and was delinquent on required payments of a note payable to Union Camp. In addition, the Company is not in compliance with certain debt covenants of the Union Camp note and a bank revolving line of credit. During 1996, these conditions of default resulted in Union Camp and the bank calling the notes due and payable. Management entered into negotiations with Union Camp in an effort to restructure the note and to remedy the conditions of default. The Company continued to utilize the bank revolving line of credit under the same terms as existed prior to the notice of default and demand. From January through December 31, 1996, Chase made principal payments of $1,250,000 plus partial interest payments to Union Camp. In addition, principal payments of $891,612 and all interest payments were made on the bank note. However, at December 31, 1996, Chase remained in default on the tangible net worth covenants of both notes. Management believes it will satisfactorily resolve the Union Camp note and the bank revolving line of credit issues.


                            Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                     NOTES TO FINANCIAL STATEMENTS - Continued

                       December 31, 1996 and 1995


NOTE C - GOING CONCERN ISSUES - Continued

In an attempt to bring the notes current, cure the violation of loan covenants and to provide working capital, Chase has undertaken a plan to sell certain operating assets. Subsequent to year end, Chase sold certain of its weaving equipment (see Note O). The plan also includes the sale of its extrusion equipment and the sale of the manufacturing facility owned by TGC. TGC has agreed that upon the sale of the facility, they will pay the net proceeds to Union Camp to be applied against Chase's outstanding mortgage indebtedness. Any remaining proceeds will be paid by TGC to Chase.
Currently, the Company is occupying the facility rent free. The planned sales are anticipated to occur in 1997. In order to continue its operations, Chase would concentrate its downsized operations in a leased facility and purchase woven material from outside vendors. The sale of the above operating assets is anticipated to provide sufficient funds to pay off the Union Camp debt, reduce accounts payable and provide needed working capital.

The Company's continued existence as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements and to obtain additional financing or refinancing as may be required. Although it cannot be assured that the Company will be able to continue as a going concern in view of its financial condition and the uncertain timing and strength of recovery in its markets, management has adopted a plan to reorganize the Company (note B) and believes that continued diversification into additional geographical markets and successful completion of cost savings efforts should enable the Company to meet its obligations and sustain its operations.


NOTE D - INVENTORIES

     Inventories at December 31, 1996 consist of the following:

     Raw materials                                       $  217,755
     Work-in-process                                          6,398
     Finished goods                                       2,129,094

                                                         $2,353,247

NOTE E - ACCRUED LIABILITIES

     Accrued liabilities at December 31, 1996 consist of the following:

     Compensation and payroll taxes                      $ 104,284
     Pension plan                                          136,681
     Professional services                                  69,491
     Interest                                              149,500
     Other                                                 131,550

                                                         $ 591,506

                          Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                      NOTES TO FINANCIAL STATEMENTS - Continued

NOTE F - LONG-TERM OBLIGATIONS

Long-term obligations at December 31, 1996 consist of the following:

     Note payable to Union Camp, interest at 8% through
     July 30, 1996, prime plus 3% from July 31, 1996 to
     July 30, 1997, prime plus 4% from July 31, 1997 to
     maturity on January 30, 1998, monthly principal
     payments of $31,346 plus interest                  $2,134,382

     Note payable to a bank, revolving line of credit,
     interest rate of prime plus 2.5%, expires
     July 30, 1997                                       1,865,738


                                                         4,000,120
     Less current maturities                            (4,000,120)


                                                        $     -

The note payable to Union Camp is collateralized by all real, intangible and personal property of Chase and contains certain loan covenants. Among other things, the covenants restrict Chase's ability to pay dividends, require Chase to maintain a certain level of tangible net worth and require prior written consent to acquire stock or assets of another company.

As a result of the reorganization plan described in Note B, Chase's line of credit was reduced to $2,500,000 in July, 1996 with a maximum available of $1,911,461 as of December 31, 1996 due to collateral base limitations. The line of credit is secured by all inventory and accounts receivable of Chase. The line of credit also contains certain loan covenants similar to those of the Union Camp note.

At December 31, 1996, Chase was current on principal and interest payments to the bank and on principal payments to Union Camp. However, Chase was delinquent on interest payments to Union Camp and was in violation of the tangible net worth covenants on both notes. These obligations are classified as current liabilities at December 31, 1996.

Both of the above obligations were guaranteed by TGC prior to the spin-off of Chase. As a result of the capital contribution of $2,716,403, payments were made to Union Camp and to the bank in July 1996 that cured principal and interest payment defaults at that time. TGC was released as a guarantor of these obligations.

                          Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                    NOTES TO FINANCIAL STATEMENTS - Continued

NOTE G - INCOME TAXES

     The income tax provision reconciled to the tax computed at the statutory
Federal rate is as follows:

                                                1996              1995

     Federal tax benefit at statutory rate    $ 924,000         $ 924,000
     State tax benefit net of
      federal tax effect                        118,000           118,000
     Permanent differences                      (11,000)          (15,000)
     Other                                           -            (39,000)
     Change in valuation allowance - retained
       by TGC in reorganization                (612,000)         (988,000)
     Change in valuation allowance             (419,000)            -

                                                $    -          $    -

     Deferred tax assets and liabilities consist of the following:

                                                   1996               1995

Deferred tax assets
     Net operating loss carry forwards          $ 196,000        $1,399,000
     Goodwill                                       -               269,000
     Other                                         48,000            51,000
     Impairment of assets held for sale           185,000              --

Deferred tax liabilities
     Depreciation of property and equipment       (10,000)         (332,000)

                                                  419,000         1,387,000

     Less valuation allowance                   ( 419,000)      ( 1,387,000)

                                                 $    -         $      -

At December 31, 1995, Chase had net operating loss carryforwards (NOL's) of approximately $3,650,000 and approximately $5,260,000 at July 31, 1996 which expired at various dates through 2011. The NOL's accumulated through July 31, 1996 remained with TGC upon completion of the spin-off of New Chase as discussed in note B and are not available to offset future taxable income of Chase. At December 31, 1996, Chase had approximately $510,000 of NOL available which expires in 2011.

                         Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                    NOTES TO FINANCIAL STATEMENTS - Continued

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company conducts a portion of its operations utilizing leased facilities and vehicles. The approximate minimum rental commitments, net of subleases, under operating leases are as follows:

     Year ending
     December 31,
       1997                                               $ 261,000
       1998                                                 239,000
       1999                                                 210,000
       2000                                                 209,000
       2001                                                 137,000


                                                         $1,056,000

Rent expense was approximately $144,000 and $139,000 in 1996 and 1995, respectively.

The Company is a defendant in various legal actions in the normal course of business. In the opinion of management, none of the litigation is expected to result in any significant loss to the Company.


NOTE I - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) salary deferral plan which covers all non-union employees who have reached the age of 20.5 years and have been employed by the Company for at least one year. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company matches contributions to the plan at the following rates: (1) 75% of each participant's salary reduction contributions to the plan up to a maximum of 3% of the participant's compensation; and (2) 50% of each participant's salary reduction contributions to the plan which are in excess of 3% of the participant's compensation but not in excess of 8% of the participant's compensation. The Company's matching contribution to the plan was approximately $49,000 and $44,000 for the years ended December 31, 1996 and 1995, respectively.

During 1995 and the first four months of 1996, the Company had a defined benefit pension plan. The Company incurred approximately $78,000 and $147,000 for pension costs during 1995 and 1996. Effective May 6, 1996 the pension plan was terminated. The participants became fully vested and the Company recognized an additional liability of $120,000 for estimated past service costs. Also on May 6, 1996, the Company created an additional 401(k) plan for hourly union employees previously covered under the pension plan. Under the new plan, the Company will contribute 1% of each employee's wages and will also contribute $.20 for each dollar contributed by the employees up to 2% of the employee's wages. During 1996, the Company contributed $14,000 to the 401(k) plan.
                                   F-12

                         Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE J - IMPAIRMENT OF ASSETS (FOURTH QUARTER ADJUSTMENTS)

The Company reviews for asset impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill arose from an acquisition and the Company estimates the sum of expected future undiscounted net cash flows from operations acquired. If the estimated net cash flows are less than the carrying amount of the goodwill, the Company recognizes an impairment loss in an amount necessary to write down the goodwill to fair value as determined from expected future cash flows. At December 31, 1995, the Company had a $701,378 write-down for impairment of goodwill as a result of the review process.

During December 1996, the Company recognized a write-down of $480,599 on weaving equipment that was held for sale. The equipment was subsequently sold in January 1997 (Note O).


NOTE K - FINANCIAL INSTRUMENTS

The carrying values of the Company's financial instruments consisting of cash, accounts receivable, and accounts payable approximate fair values because of their short-term maturities. The fair market value of the Company's notes payable is not determinable due to the default conditions as explained in Notes C and F.


NOTE L - MAJOR CUSTOMERS

One customer accounted for 12% of sales during 1996. A different customer account for 10% of sales during 1995.


NOTE M - LOSS PER COMMON SHARE

Loss per common share for 1996 and 1995 is based upon the assumption that the 6,960,714 shares of common stock issued under the reorganization plan were issued at the beginning 1995.

NOTE N - STOCK OPTION PLAN AND STOCK HELD IN ESCROW

On July 10, 1996, the Company adopted the 1996 Stock Option Plan. The Plan provides for the granting of incentive stock options to certain key employees of the Company to purchase shares of the Company's common stock. The Plan authorizes the granting of options to acquire up to 600,000 shares of common stock. No options have been issued under the Plan.

Effective with the reorganization plan, 539,837 shares of common stock were placed in escrow to be distributed to stockholders of TGC upon the exercise, if any, of the outstanding warrants and options of TGC. Upon the issuance of these shares, the Company will not receive any proceeds. During the fourth quarter of 1996, 42,250 shares were issued as a result of TGC stock options which were exercised. The remaining unissued shares have not been included in the loss per share calculation as they would be antidilutive.

                          Chase Packaging Corporation
             (a wholly-owned subsidiary of TGC Industries, Inc.
                     through July 31, 1996 - See Note B)

                    NOTES TO FINANCIAL STATEMENTS - Continued



NOTE O - SUBSEQUENT EVENT

On January 6, 1997, Chase sold its weaving equipment for $550,000 with $350,000 of the proceeds utilized to reduce the principal balance of the Union Camp note. The remaining $200,000 was retained by Chase and used for working capital.

On March 18, 1997, TGC sold the Portland, Oregon facility occupied by Chase, for $2,430,000. Proceeds of $1,780,000 from the sale were applied against the mortgage indebtedness to Union Camp. As a result, Union Camp declared the note paid. The remaining proceeds were used for commissions, back property taxes, and miscellaneous costs. Chase entered into a five year lease with the new owner for approximately 70% of the building space. The monthly payments of $15,000 will commence in April 1997.

On March 25, 1997 Chase sold its polypropylene extrusion equipment for $310,000, resulting in a gain on sale of approximately $135,000. The net proceeds were retained by Chase.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.


                             PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Board of Directors of the Company consists of five persons who will serve until the next annual meeting of shareholders of the Company. The following table sets forth certain information concerning the individuals serving as Directors of the Company:

               Date Since
               Which
               Continuously a
               Director
               of the
Name and Age   Company            Business Experience and Other Directorships

Herbert M.      1993              Senior Vice President of Janney Montgomery
Gardner, 57                       Scott, Inc. investment bankers, since 1978;
                                  Director of TGC Industries, since 1986;
                                  Chairman of the Board and a Director of
                                  Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 1979 and President since 1992; a Director of Shelter Components Corporation, a supplier to the manufactured housing industry; Director of Nu Horizons
                                  Electronics Corp., an electronic component distributor; Director of Transmedia
                                  Network, Inc., a company that markets a
                                  charge card offering savings to the
                                  Company's cardmembers at participating
                                  restaurants and also provides savings on the purchase of certain other products and services; Director of Hirsch
                                  International Corp., an importer of
                                  computerized embroidery machine application software; Director of The Western Systems
                                  Corporation, a company seeking to redeploy its cash assets through suitable investments and business combinations.

William J.       1993             Senior Vice President of Janney Montgomery
Barrett, 57                       Scott Inc., investment bankers, since 1978;
                                  Secretary of TGC Industries, Inc. since
                                  1979 and a Director of TGC Industries, Inc.
                                  since 1986; Secretary, Assistant Treasurer, and a Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 1979; Director of Fredericks of Hollywood, Inc., an apparel marketing company; Director of Shelter
                                  Components Corporation, a supplier to the manufactured housing industry; Chief
                                  Executive Officer and Director of the
                                  Western Systems Corporation, a company
                                  seeking to redeploy its cash assets through suitable investments and business combinations.

Allen T.         1993             Chairman of the Board of TGC Industries,
McInnes, 59                       Inc. since 1993 and Chief Executive
                                  Officer from August, 1993 to March 31,
                                  1996; Executive Vice President and
                                  Director of Tenneco, Inc. 1960-1992;
                                  Director of Tetra Technologies, President and CEO since April 1, 1996; Director of
                                  NationsBank Texas 1990-1993.

Lewis W.         1996             President and Chief Operating Officer of
Lovell, 60                        Chase Packaging Corporation since October,
                                  1995; Divisional President of Williams
                                  Holdings, Inc. From 1988 to 1993; Senior
                                  Vice-President of Packaging Corporation of
                                  America from 1984 to 1988; Vice President and General Manager of Tenneco West from
                                  1976 to 1984.

Doug             1996             Vice President, Chief Financial Officer,
Kirkpatrick, 44                   and Assistant Secretary of Chase Packaging
                                  Corporation since 1993; Controller of
                                  Tidelands Geophysical Company from 1982 to
                                  1993; Vice President of Finance and
                                  Treasurer of TGC Industries, Inc. from
                                  1986 to 1996.


Unaffiliated Directors of the Company are not paid fees, but will be reimbursed for expenses in connection with meetings of the Board of Directors attended by them.

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company, and will continue to serve in such positions, as the discretion of the Board of Directors. For those persons who are also Directors of the Company, additional information appears above.

        Name              Age                              Position

Lewis W. Lovell           60           Chief Operating Officer and President
                                       since October, 1995; Director since
                                       July, 1996.

Doug Kirkpatrick          44           Vice President, Chief Financial
                                       Officer, and Assistant Secretary since
                                       July, 1993; Director since July, 1996.

William J. Barrett        57           Secretary and Director since 1993.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

To the best of the Company's knowledge all directors, executive officers, and beneficial owners have complied with the requirements of Section 16(a) of the Exchange Act.


ITEM 10.           EXECUTIVE COMPENSATION.

The table below sets forth on an accrual basis all cash and cash equivalent remuneration paid by the Company during the year ended December 31, 1994, 1995, and 1996 to the Chief Executive Officer and any other executives whose salary and bonus exceeded $100,000, if any.

                       Summary Compensation Table

                          Annual Compensation

Name and                                       Other
Principal                                     Annual
Position            Year       Salary       Compensation



Lewis W. Lovell (1)  1996      $80,973.99 (1)  $4,297.49 (2)
President and Chief
Executive Officer

Allen T. McInnes (3) 1995       99,539.00 (3)  $5,260.00 (2)
Chief Executive      1994       99,339.00 (3)     575.00 (2)
Officer

                                    Long-Term Compensation

                            Restricted                       All
                              Stock        Options/         Other
                              Awards        SAR's       Compensation


Lewis W. Lovell     1996        -0-           -0-           -0-

Allen T. McInnes    1995        -0-           -0-        $4,384 (4)
                    1994        -0-           -0-         4,919 (5)


(1) Mr. Lovell became Chief Executive Officer of the Company in July, 1996. Prior to July, 1996, Mr. Lovell was President and Chief Operating Officer of the Company from October, 1995. For the year ended December 31, 1995, Mr. Lovell's compensation from salary was $23,105.83 and from use of a company vehicle was $50.29.

(2)   Represents personal use of company vehicle.


(3) Mr. McInnes resigned as Chief Executive Officer of the Company in March, 1996. Prior to that time, Mr. McInnes was President and Chief
      Executive Officer of TGC Industries, Inc. (the Company's former parent) and Chief Executive Officer of the Company. The compensation set forth in the table includes the compensation to Mr. McInnes in his capacity as Chief Executive Officer of both TGC and the Company. From
      January 1, 1996 to March, 1996, Mr. McInnes received the following compensation: $24,964.65 from salary; $351.00 for insurance; and $1,197.29 from TGC's contribution to its 401(k).

(4) Represents life insurance premiums in the amount of $900 and TGC's contribution to its 401(k) program in the amount of $3,484.

(5) Represents life insurance premiums in the amount of $900 and TGC's contribution to its 401(k) in the amount of $4,019.

1996 Stock Option Plan

On July 10, 1996, the Company's Board of Directors and sole shareholder approved and adopted the Company's 1996 Stock Option Plan. The following paragraphs summarize certain provisions of the 1996 Stock Option Plan and are qualified in their entirety by reference thereto.

The 1996 Stock Option Plan provides for the granting of Incentive Stock Options (collectively, the "Options") to purchase shares of the Company's Common Stock to certain key employees of the Company and non-statutory stock options to certain key employees of the Company, affiliates of the Company, and certain individuals who are not employees of the Company or its affiliates. The 1996 Stock Option Plan authorizes the granting of options to acquire up to 600,000 shares of Common Stock, subject to certain adjustments described below, to be outstanding at any time. Subject to the foregoing, there is no limit on the absolute number of awards that may be granted during the life of the 1996 Stock Option Plan. At the present time, there are approximately 116 employees of the Company, including 2 officers of the Company (all of whom are also directors), who, in management's opinion, would be considered eligible to receive grants under the 1996 Stock Option Plan, although fewer employees may actually receive grants.

Authority to administer the 1996 Stock Option Plan has been delegated to a committee (the "Committee") of the Board of Directors. Except as expressly provided by the 1996 Stock Option Plan, the Committee has the authority, in its sole discretion, to award Options and to determine the terms and conditions (which need not be identical) of such Options, including the persons to whom, and the time or times at which, Options will be awarded, the number of Options to be awarded to each such person, the exercise price of any such Options, and the form, terms, and provisions of any agreement pursuant to which such Options are awarded. The 1996 Stock Option Plan also provides that the Committee may be authorized by the Board of Directors to make cash awards as specified by the Board of Directors to the holder of an Option in connection with the exercise thereof. Subject to the limitations set forth below, the exercise price of the shares of stock covered by each 1996 Option will be determined by the Committee on the date of award.

Unless a Holder's option agreement provides otherwise, the following provisions will apply to exercises by the Holder of his or her option: No options may be exercised during the first twelve months following grant. During the second year following the date of grant, options covering up to one-third of the shares covered thereby may be exercised, and during the third year options covering up to two-thirds of such shares may be exercised. Thereafter, and until the options expire, the optionee may exercise options covering all of the shares. Persons over sixty-five on the date of grant may exercise options covering up to one-half of the shares during the first year and thereafter may exercise all optioned shares. Subject to the limitations just described, options may be exercised as to all or any part of the shares covered thereby on one or more occasions, but, as a general rule, options cannot be exercised as to less than one hundred shares at any one time.

The exercise price of the shares of stock covered by each incentive stock option ("ISO"), within the meaning of Sec. 422 of the Internal Revenue Code of 1986, as amended (the "Code"), will not be less than the greater of: (a) the par value per share of the stock; or (b) one hundred percent (100%) of the fair market value per share of the Company's stock on the date of award of such ISO, except that an ISO may not be awarded to any person who is not an employee of the Company and/or affiliate of the Company or to any person who owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or an affiliate of the Company, unless the exercise price is at least one hundred ten percent (110%) of the fair market value of the stock at the time the ISO is awarded and the ISO is not exercisable after the expiration of five years from the date it is awarded. The exercise price of the shares of Common Stock covered by each Option that is not an ISO (NSO) will not be less than fifty percent (50%) of the fair market value of the stock on the date of award.

Payment for Common Stock issued upon the exercise of an Option may be made in cash or, with the consent of the Committee, in whole shares of Common Stock owned by the holder of the Option for at least six months prior to the date of exercise or, with the consent of the Committee, partly in cash and partly in such shares of Common Stock. If payment is made, in whole or in part, with previously owned shares of Common Stock, the Committee may issue to such holder a new Option for a number of shares equal to the number of shares delivered by such holder to pay the exercise price of the previous Option having an exercise price equal to not less than one hundred percent (100%) of the fair market value of the Common Stock on the date of such exercise. An Option so issued will not be exercisable until the later of the date specified in an individual option agreement or six months after the date of grant.

The duration of each Option will be for such period as the Committee determines at the time of award, but not for more than ten years from the date of award in the case of an ISO, and in either case may be exercised in whole or in part at any time or only after a period of time or in installments, as determined by the Committee at the time of award, except that after the date of award, the Committee may accelerate the time or times at which an Option may be exercised.

In the event of any change in the number of outstanding shares of Common Stock effected without receipt of consideration therefor by the Company by reason of a stock dividend, or split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which the Company is the surviving Corporation, the aggregate number and class of reserved shares, the number and class of shares subject to each outstanding Option, and the exercise price of each outstanding Option will be automatically adjusted to reflect the effect thereon of such change. Unless a holder's option agreement, provides otherwise, a dissolution or liquidation of the Company, certain sales of all or substantially all of the assets of the Company, or certain mergers or consolidations in which the Company is not the surviving corporation will cause such holder's Options then outstanding to terminate, but such holder may, immediately prior to such transaction, exercise such Options without regard to the period and installments of exercise ability applicable pursuant to such holder's option agreement.

The 1996 Stock Option Plan will terminate on July 10, 2006, or on such earlier date as the Board of Directors may determine. Any stock option outstanding at the termination date will remain outstanding until it has been exercised, terminated, or has expired.

The 1996 Stock Option Plan may be terminated, modified, or amended by the Board of Directors at any time without further shareholder approval, except that shareholder approval is required for any amendment which: (a) changes the number of shares of Common Stock subject to the 1996 Stock Option Plan other than by adjustment provisions provided therein, (b) changes the designation of the class of employees eligible to receive Options, (c) decreases the price at which ISO's may be granted, (d) removes the administration of the 1996 Stock Option Plan from the Committee, or (e) without the consent of the affected holder, causes the ISO's granted under the 1996 Stock Option Plan and outstanding at such time that satisfied the requirements of Sec. 422 of the Code no longer to satisfy such requirements.


401(k) Plan

On August 1, 1996 the Company implemented a 401(k) salary deferral plan (the "Plan") which covers all non-union employees who have reached the age of 20-1/2 years and have been employed by the Company for at least one year. Years of service with TGC Industries (the former parent) are recognized for the purpose of this plan. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company has the option, at its discretion, to make contributions to the Plan. Effective with implementation of the Plan, the Company makes a matching contribution to the Plan equal to the sum of seventy-five percent (75%) of each Participant's salary reduction contributions to the Plan for such Plan year which are not in excess of three percent (3%) of the Participant's compensation for such Plan year, and fifty percent (50%) of each Participant's salary reduction contributions to the Plan for such Plan year which are in excess of three percent (3%) of the Participant's compensation but not in excess of eight percent (8%) of the Participant's compensation for such Plan year.

Prior to August 1, 1996 Chase Packaging, as a wholly-owned subsidiary of TGC Industries, Inc., was a participating employer in the TGC 401(k) Plan. The TGC Plan contained the same eligibility requirements and Company matching features as described above.

The total amount of the Company's contribution during 1996 for the one executive officer participating in the 401(k) Plan was $2,672.75 to Doug Kirkpatrick.


ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT.

The following table sets forth the names of those persons known to Management to be beneficial owners of more than five percent of the Company's $.10 par value Common Stock as of March 12, 1997. The table also sets forth information with respect to the Company's Common Stock which is beneficially owned by each director and executive officer of the Company, and by all directors and officers of the Company as a group, as of March 12, 1997 (including shares beneficially owned by such persons, pursuant to the rules of beneficial ownership, as a result of the ownership of certain warrants or options) according to data furnished by the persons named. Persons having direct beneficial ownership of the Company's Common Stock possess the sole voting and dispositive power in regard to such stock.

                                             Amount and
                                              Nature of     Approximate
                     Title of                Beneficial      Percentage
Name and Address      Class                    Owner         of Class (1)


Lewis W. Lovell       Common                 90,482 (2)            1.29%

Doug Kirkpatrick      Common                 31,148 (2)                *

Allen T. McInnes      Common                816,143 (2)           11.17%

Herbert J. Gardner    Common                400,645 (2) (3)        5.57%

William J. Barrett    Common                536,455 (2) (4)        7.42%

Gerlach & Co. (5)     Common                466,666                6.66%
111 Wall Street, 8th Fl.
New York, NY  10005

Special Situations(6) Common                499,999                7.14%
Fund III L.P.
153 E. 53rd Street, 51st Fl.
New York, NY  10022

All directors &       Common              1,874,873 (2)           24.12%
officers as a group
(5 persons)

* Represents less than 1% of Class

(1) The percentage calculations have been made in accordance with Rule 13d-3(d) (1) promulgated under the Securities Exchange Act of 1934. In making these calculations, shares beneficially owned by a person as a result of ownership of certain options and warrants of TGC, which upon exercise will entitle the holder to distribution of Chase Common Stock escrowed in the event of such exercise, were deemed to be currently outstanding with respect to the holders of such options and warrants at TGC.

(2) Includes the number of shares of Common Stock set forth opposite the person's name in the following table, which shares are beneficially owned as a result of the ownership of options and warrants of TGC, which upon exercise will entitle the holder to distribution of Chase Common Stock escrowed in the event of such exercise.

                                    Stock Options          Warrants

Lewis W. Lovell                        52,083                 -0-

Doug Kirkpatrick                       12,500                 -0-

Allen T. McInnes                         -0-                 84,337

Herbert M. Gardner                       -0-                 55,925

William J. Barrett                       -0-                 55,925*

All Directors and Officers             64,583               196,187
as a group (5 persons)

     * Excludes 3,750 shares of Common Stock distributable to Mr. Barrett's wife upon the exercise of 7,500 Warrants of TGC owned by Ms. Barrett. Mr. Barrett disclaims beneficial ownership of such Warrants.

(3) Excludes 48,590 shares of Common Stock owned by Herbert M. Gardner's wife. Mr. Gardner has disclaimed beneficial ownership of these shares.

(4) Excludes 62,970 shares of Common Stock owned by William J. Barrett's wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

(5) Gerlach & Co. is the record owner as nominee for the Redemptorist Fathers of N.Y. #100.

(6) MGP Advisors Limited Partnership ("MGP") is the general partner of Special Situations Fund III, L.P. ("Special Situations"). AWM Investment Company, Inc. ("AWM") is the sole general partner of MGP. Austin W. Marxe is the principal limited partner of MGP and is the President and Chief Executive Officer of AWM.



ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

To the best of the Company's knowledge there have been no transactions with management or other related parties to which the Company has been a party.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits


 2.1  Form of Agreement for Spin-Off of Subsidiary
      Stock filed as Exhibit 2.1 to the Company's Form 10-SB, as amended, dated October 24, 1996 filed with the Commission and incorporated herein by reference.

 2.2  Form of Escrow Agreement filed as Exhibit 2.2 to the
      Company's Form 10-SB, as amended, dated October 24, 1996 filed with the Commission and incorporated herein by reference.

 3.1 Form of Articles of Incorporation, as amended, of the Company filed as Exhibit 3.1 to the Company's Form 10-SB, as amended, dated October 24, 1996 filed with the Commission and incorporated herein by reference.

 3.2 Form of Bylaws of the Company filed as Exhibit 3.2 to the Company's Form 10-SB, as amended, dated October 24, 1996 filed with the Commission and incorporated herein by reference.

 4.1  Specimen Certificate for Company's Common Stock filed as
      Exhibit 4.1 to the Company's Form 10-SB, as amended, dated
      October 24, 1996 filed with the Commission and incorporated herein by reference.

10.1  Form of 1996 Stock Option Plan of the Company filed as
      Exhibit 10.1 to the Company's Form 10-SB, as amended, dated October 24, 1996 filed with the Commission and incorporated herein by reference.

10.2 Purchase and Sale Agreement Between Union Camp Corporation and Chase Packaging Corporation dated June 27, 1993, filed as Exhibit 1 to TGC's Form 8-K (Commission and incorporated herein by reference.

10.3 Asset Purchase Agreement among Fisher Bag Company, Inc. and all of its shareholders and Chase Packaging Corporation dated April 25, 1994, filed as Exhibit 1 to TGC's Form 8-K
      (Commission File No. 0-14908) dated May 25, 1994, filed with the Commission and incorporated herein by reference.

10.4 Closing Agreement among Fisher Bag Company, Inc. and all of its shareholders and Chase Packaging Corporation dated May 25, 1994, amending and supplementing the Asset Purchase Agreement, filed as Exhibit 2 to TGC's Form 8-K (Commission File No. 0-14908) dated May 25, 1994, filed with the Commission and incorporated herein by reference.

10.5 Promissory Note dated July 30, 1993 in the principal amount of $3,761,537 payable by Chase Packaging Corporation to Union Camp Corporation, filed as Exhibit 3 to TGC's Form 8-K
      (Commission File No. 0-14908) dated July 30, 1993, filed with the Commission and incorporated herein by reference.

10.6  Accounts Financing Agreement [Security Agreement] dated
      July 30, 1993 between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4 to TGC's Form 8-K (Commission File No. 0-14908) dated
      July 30, 1993, filed with the Commission and incorporated herein by reference.

10.7 First Amendment to Accounts Financing Agreement [Security Agreement] dated May 25, 1994, between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.3 to TGC's annual report on Form 10-SB-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.8 Letter Agreement dated July 25, 1994, amending Accounts Financing Agreement [Security Agreement], between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.4 to TGC's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.9 Second Amendment to Accounts Financing Agreement [Security Agreement] dated September 19, 1994, between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.5 to TGC's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.10 Third Amendment to Accounts Financing Agreement [Security Agreement] dated February 27, 1995, between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.6 to TGC's annual report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

10.11 Fourth Amendment to Accounts Financing Agreement [Security Agreement] dated July 26, 1995, between Congress Financial Corporation (Northwest) and Chase Packaging Corporation, filed as Exhibit 4.7 to TGC's annual report on Form 10-K for the fiscal year ended December 31, 1995 and incorporated herein by reference.

10.12 Bill of Sale dated July 31, 1996, between TGC Industries,
      Inc. and Chase Packaging Corporation filed as Exhibit 10.12 to the Company's Form 10-SB, as amended, dated October 24, 1996 filed with the Commission and incorporated herein by reference.

27    Financial Data Schedule.

99    Valuation and Qualifying Accounts for Years ended December 31,
      1996 and 1995


b) Reports -- No reports on Form 8-K have been filed during the fourth quarter ended December 31, 1996.




                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHASE PACKAGING CORPORATION

Date:  March 27, 1997                      By:  /s/ L. W. Lovell
                                                Lewis W. Lovell, President
                                                and Chief Operating Officer

Date:  March 27, 1997                      By:  /s/ Doug Kirkpatrick
                                                Doug Kirkpatrick
                                                Vice-President and Director
                                                (Principal Financial and
                                                Accounting Officer)

Date:  March 27, 1997                      By:  /s/ William J. Barrett
                                                William J. Barrett
                                                Secretary and Director

Date:  March 27, 1997                      By:  /s/ Allen T. McInnes
                                                Allen T. McInnes
                                                Director

Date:  March 27, 1997                      By:  /s/ Herbert M. Gardner
                                                Herbert M. Gardner
                                                Director


                              EXHIBIT 99

                   Valuation and Qualifying Accounts

               Years ended December 31, 1996 and 1995


                                                   Additions-
                                     Balance        Charges                      Balances
                                    Beginning      to Cost and     Deductions     at End
       Description                   of Year        Expenses       Write-Offs     of Year


Allowance for doubtful
  accounts

Year ended Dec. 31, 1996           $  84,618       $  24,000       $  22,765     $  85,853

Year ended Dec. 31, 1995              54,500          32,000           1,882        84,618

H:\DOCS3\C5541\001\63004.1