Form 10QSB
period 1997-03-31
CHASE PACKAGING CORP
filed 1997-05-15
CIK 1025771

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB

         (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDING MARCH 31, 1997.

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM _____ TO ____.


Commission File Number 0-21609

                    CHASE PACKAGING CORPORATION
(Exact name of small business issuer as specified in its charter)

            Texas                    93-1216127
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

      2550 NW Nicolai Street
        Portland, Oregon              97210
(Address of principal executive     (Zip Code)
offices)

Issuer's telephone number, including area code: 503/228-4366



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes   X     No
                                             ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                      Outstanding at April 30, 1997
Common Stock ($.10 Par Value)                    7,002,964


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Incorporated herein is the following unaudited financial information:

             Consolidated Balance Sheet as of March 31, 1997.

             Consolidated Statements of Operations for the three-month periods ended March 31, 1997 and 1996.

             Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996.

             Notes to Consolidated Financial Statements.




                      CHASE PACKAGING CORPORATION

                             BALANCE SHEET
                              (Unaudited)

                                                    March 31, 1997
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                        $    18,426

    Accounts receivable, net of allowance
       for doubtful accounts of $91,853                  982,142

    Inventories                                        2,056,735

    Prepaid expenses                                     334,446
                                                       ---------
           Total current assets                        3,391,749

PROPERTY, PLANT, AND EQUIPMENT - at cost

    Buildings                                            380,999

    Machinery and equipment                            2,175,762
                                                       ---------
                                                       2,556,761

    Less accumulated depreciation                        999,872

                                                       1,556,889

    Land                                                  72,890
                                                       ---------
                                                       1,629,779

OTHER ASSETS                                               9,229

    Total assets                                     $ 5,030,757
                                                       =========
See notes to financial statements.


                       CHASE PACKAGING CORPORATION

                       BALANCE SHEET --  CONTINUED
                               (Unaudited)

                                                    March 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Trade accounts payable                           $   899,458

    Accrued liabilities                                  438,783

    Advance billings                                     120,978

    Line-of-credit                                     1,330,428
                                                       ----------
            Total current liabilities                  2,789,647

LONG-TERM OBLIGATIONS                                      ---

STOCKHOLDERS' EQUITY

    Preferred stock, $1 par value - authorized
    shares, 4,000,000; issued and outstanding
    shares, none                                           ---

    Common stock, $.10 par value - authorized
    25,000,000; issued and outstanding
    7,002,964 shares                                     700,296

    Additional paid-in capital                         2,914,207

    Accumulated deficit                               (1,373,393)
                                                      -----------
                                                       2,241,110


           Total liabilities and stockholders'
           equity                                    $ 5,030,757
                                                       =========

See notes to financial statements.


                     CHASE PACKAGING CORPORATION
         (a wholly-owned subsidiary of TGC Industries, Inc.
                 through July 31, 1996 - see Note A)

                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                             Three months ended
                                                  March 31,
                                             -------------------
                                          1997              1996

SALES                                 $ 2,167,355    $ 2,396,817

COSTS AND EXPENSES
    Cost of sales                       2,177,228      2,391,214
    Selling, general and administrative   365,574        510,136
    Interest expense                       68,841        212,660
                                        ---------        --------
                                        2,611,643      3,114,010

        LOSS BEFORE EXTRAORDINARY ITEM
           AND INCOME TAXES              (444,288)      (717,193)
    Income tax expense                     --              --
    Loss before extraordinary item       (444,288)      (717,193)
    Extraordinary item - gain from
      extinguishment of debt              173,893           --
                                       ----------        --------

               NET LOSS                  (270,395)      (717,193)

Weighted average shares                 7,002,964      6,960,714
     outstanding

LOSS PER COMMON SHARE

    Loss per share before                   $(.06)         $(.10)
     extraordinary item

    Extraordinary item                        .02            --
                                       ----------      ----------
          LOSS PER SHARE                    $(.04)         $(.10)

See notes to financial statements.




                     CHASE PACKAGING CORPORATION
           (a wholly-owned subsidiary of TGC Industries, Inc.
                   through July 31, 1996 - see Note A)

                         STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                Three Months Ended
                                                      March 31,

                                              1997           1996

Increase (decrease) in cash

Cash flows from operating activities

    Net Loss                            $  (270,395)    (717,193)
    Adjustments to reconcile net loss to
    net cash provided by operating
    activities

        Depreciation and amortization        96,287      159,778
        Gain on disposal of property
         and equipment                      (71,241)          --
        Gain from extinguishment of debt   (173,893)          --
        Noncash expenses                     62,428           --
        Change in assets and liabilities
            Accounts receivable             347,782      236,768
            Inventories                     296,512      499,807
            Prepaid expenses                 23,847       43,005
            Accounts payable               (304,596)      78,634
            Accrued liabilities              16,788       16,748
            Accrued billings                  6,647      (91,777)
                                           ---------     --------

                Net cash provided by
                operating activities         30,166      225,770

Cash flows from investing activities
    Capital expenditures                    (43,876)     (77,539)
    Proceeds from sale of property
    and equipment                           886,250         --
    Other assets                                500         --
                                            -------      ---------
           Net cash provided by (used in)
           investing activities             842,874      (77,539)

Cash flows from financing activities
    Principal payments of debt obligations (350,000)     (93,334)
    Net payments on line of credit         (535,310)    (413,429)
    Receivable from/payable to parent         --         333,409
    Capital contributed                       9,318         --
                                           ---------     --------

           Net cash used in
           financing activities            (875,992)    (173,354)

           NET DECREASE IN CASH              (2,952)     (25,123)

Cash at beginning of period                  21,378       25,123

Cash at end of period                      $ 18,426     $   --

Supplemental cash flow information
Cash paid during the year for

    Interest                               $ 48,831     $ 82,605

NON-CASH INVESTING AND FINANCING ACTIVITIES

During the 1997 first quarter, Chase incurred rent expense of $55,427 for use of the manufacturing facility owned by TGC. TGC converted the rent receivable to equity in Chase.

On March 18, 1997 TGC sold the Portland, Oregon facility occupied by Chase. Proceeds of $1,780,000 were applied against Chase's outstanding mortgage indebtedness to Union Camp. Proceeds of $284,500 were placed into escrow for future repairs and rental payments and recorded as a prepaid expense. Proceeds of $22,000 were utilized to prepay Chase's rent on the Portland facility from the date of closing through April 30, 1997 and proceeds of $133,129 were applied against property taxes on the Portland facility.

See notes to financial statements.


CHASE PACKAGING CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1997

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

As previously disclosed, in May 1996 a formal plan was adopted to reorganize TGC Industries, Inc. (TGC) and Chase. Pursuant to the plan, the following actions were taken:

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

The financial statements are presented on the basis that the principal operations of Old Chase continued with the formation of New Chase, therefore the statements of operations and cash flows for the three months ended March 31, 1996 consist of three months operations of Old Chase as a wholly-owned subsidiary of TGC.

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position, results of operations, and changes in financial position have been included. The results of the interim periods are not necessarily indicative of results to be expected for the entire year. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 1996 filed on Form 10-KSB.

NOTE C -- LOSS PER COMMON SHARE

Loss per common share before and after extraordinary gain was calculated by dividing net loss for the period by the weighted average number of shares outstanding. Loss per common share for the quarter ended March 31, 1996 was based on the assumption that the 6,960,714 shares of common stock issued under the reorganization plan were issued at the beginning of the period.


NOTE D -- EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT OF DEBT

On March 18, 1997 TGC sold the Portland, Oregon facility for $2,430,000 with $1,780,000 of the proceeds applied against Chase's outstanding mortgage indebtedness to Union Camp with respect to such facility. The $1,780,000 payment to Union Camp, when combined with a principal payment of $350,000 made to Union
Camp on January 7, 1997 from the sale proceeds of Chase's polypropylene weaving equipment, resulted in the Union Camp note being declared paid in full as of March 19, 1997. A gain from debt extinguishment of $173,893 was recognized in the 1997 first quarter as a result of these payments. The gain consisted of $4,383 in principal and $169,510 in interest forgiven by Union Camp. Due to the Company's net operating loss position there is no income tax applicable to the gain.




NOTE E -- LOAN DEFAULTS

As a result of the March 18, 1997 sale of the Portland facility by TGC and subsequent payment made to Union Camp, the Company cured its default condition under terms of the Union Camp Promissory Note. The Company also cured its cross-default condition with the bank as a result of the payment to Union Camp. In addition, the Company cured the violation of the tangible net worth covenant.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Revenues were $2,167,355 for the first quarter ended March 31, 1997 compared to revenues of $2,396,817 for the same period of the prior year. Net loss was $270,395 for the first quarter of 1997 as compared to net loss of $717,193 for the first quarter of 1996. The 1997 first quarter net loss included a $173,893 extraordinary gain from the extinguishment of debt which was a result of the forgiveness by Union Camp of $4,383 in principal and $169,510 in interest. The 1997 first quarter results also included a net gain from asset disposals of $71,241.

The 13% reduction in operating revenues (excluding gain from asset disposals) when comparing the 1997 first quarter with the same period of 1996 was primarily attributable to a $220,000 reduction in woven polypropylene fabric sales to other bag converters. On January 6, 1997 Chase closed the sale of its polypropylene weaving equipment (38 of 44 looms) for $550,000 with $350,000 of the proceeds applied to the Union Camp Promissory Note and $200,000 retained by Chase for working capital purposes. The sale of these looms resulted in the curtailment of fabric sales during the 1997 first quarter as Chase utilized its existing woven polypropylene fabric inventory for internal bag production. Future fabric requirements will be met with purchases from various outside suppliers. Reduced sales of bulk burlap bags and woven polypropylene onion bags manufactured by Chase were offset by increased sales of cartons manufactured by an outside supplier during the first three months of 1997.

The continuation in the 1997 first quarter of the low sales volumes and neglible gross profit margins experienced by Chase in 1996 was the result of several factors. Low market prices for onions reduced demand for Chase's woven polypropylene bags as grower/packers held onions in storage in early 1997 rather than ship at a loss. Also, contributing to the reduced demand, as well as contributing to lower selling prices, has been an increase in the use of cheap import bags by many onion packers. The reduced onion shipments and the competition from imports reduced sales of onion bags by $157,000 when comparing the 1997 first quarter with the 1996 first quarter. Burlap bag sales declined $160,000 in the 1997 first quarter from the same quarter of the previous year as competitive pricing pressures made the manufacture of such bags unattractive for Chase. Low market prices for potatoes also depressed demand for Chase's consumer-size mesh potato bags, reducing sales of such bags by $95,000 for the first quarter of 1997 when compared to the first quarter of 1996. Offsetting the continued sales decline in these product lines, however, was a $413,000 increase in sales of distributed products, primarily cartons for the Idaho potato market.

The continued drop in demand for Chase's core products during the 1997 first quarter required management to continue its program of inventory reduction and low production levels to balance plant operations with market demand.
Although variable, indirect and overhead expenses have been reduced further during the quarter, the curtailment of printing and sewing operations resulted in underabsorbed manufacturing overhead which increased the cost of units produced. These unfavorable manufacturing variances combined with downward pressure on selling prices for Chase's products resulted in negative margins for the woven polypropylene (onion/citrus), burlap and circular polypropylene product lines and reduced margins for the other product lines.

As previously disclosed, Chase has initiated a business plan centered upon three objectives -- (1) expense/inventory reduction, (2) debt reduction by disposition of under-utilized assets (weaving equipment, extrusion line and Portland real estate), and (3) repositioning the business to a conversion, distribution, brokerage operation. Chase management will continue its plan of lowering the operations' break-even level by bringing manufacturing costs in line with the level of sales being generated by current agricultural markets. To compete with the inroads being made by imports, Chase will continue its program of expense reduction and efficiency improvement to become a lower-cost producer of fabric and bags. Chase will actively pursue expansion of sales efforts into other geographic markets, search for new product opportunities, eliminate unprofitable product lines and sell-off underperforming assets. The Company will increase its focus on various distribution and brokerage arrangements with other manufacturing concerns. Chase will also expand efforts to become a supplier of import bags to complement the Company's domestic production capabilities.

The business plan included the sale of the Portland real estate retained by TGC after the spin-off of Chase and Chase's polypropylene extrusion and weaving equipment. In December
1996, the Company discontinued its polypropylene extrusion and weaving operations, and on January 6, 1997, the Company closed the sale of its polypropylene weaving equipment (38 of 44 looms) for $550,000. A principal payment of $350,000 was made to Union Camp on January 7, 1997 with Chase retaining $200,000 for working capital purposes. The Company retained six looms for continuing the Company's paper mesh weaving for industrial applications. On March 18, 1997 TGC sold the facility located in Portland, Oregon for $2,430,000 with $1,780,000 of the proceeds paid to Union Camp as a final principal payment on the $3,761,537 Promissory Note.
Union Camp subsequently declared the note paid in full and released its security interest in the remaining real estate and machinery and equipment owned by Chase. Chase Packaging executed an absolute net lease with the buyer of the facility and will remain in 60,000 square feet of the 87,000 square foot Portland facility as a tenant, and, as such, the balance of real estate proceeds were utilized as follows: (1) $280,000 was placed into escrow and as long as Chase Packaging has not been in default under terms of the lease, $4,667 per month will be paid by the buyer of the property to TGC. TGC will forward the escrow payments to Chase to reduce Chase's monthly rent expense;
(2) $65,000 was placed into escrow to cover potential reletting expenses to the buyer for lost rent and other expenses related to the 27,000 square feet of the Portland facility that Chase is not leasing; (3) $133,000 of property taxes on the Portland facility were paid; (4) $126,500 in real estate commissions were paid; (5) $36,500 for prepaid rent and miscellaneous closing expenses; and (6) approximately $9,000 was retained by TGC and paid to Chase for working capital purposes. On March 25, 1997 Chase closed the sale of its polypropylene extrusion equipment for $310,000. These proceeds were retained by Chase for working capital purposes. Chase will continue to operate as a producer of paper mesh fabric for industrial and environmental applications and as a converter and distributor of agricultural bags and other specialty packaging. Accounts payable status will be monitored closely with vendor communication a high priority to ensure that plant production continues at the most efficient level possible. Due to competitive pressures from within and outside the U.S. and the uncertain nature of predicting agricultural crops and their impact on Chase's products, no assurance can be given that Chase's business plan will achieve the intended result.

Financial Condition

Cash of $30,166 was provided by operations for the three months ended March 31, 1997 as compared to cash provided by operations of $225,770 for the same period of the prior year. The 1997 first quarter net loss before extraordinary gain from debt extinguishment was primarily offset by non-cash depreciation, amortization and rental expenses of $158,715 and an inventory reduction during the quarter of $296,512. Cash generated by a decrease in accounts receivable during the 1997 first quarter was $347,782 while cash used to reduce accounts payable during this same period was $304,596. Cash provided by investing activities was primarily the result of $886,250 in proceeds received from the sale of the polypropylene weaving and extrusion equipment. Cash used in financing activities consisted of a $350,000 principal payment to Union Camp and net payments on Chase's line of credit of $535,310.
The loan balance on the Company's line of credit was $1,330,428 as of March 31, 1997.

As previously discussed, Chase sold its polypropylene weaving equipment (38 of 44 looms) in January , 1997 for $550,000. Proceeds of $350,000 from the weaving equipment sale were used to pay down the Union Camp
Note with the remaining $200,000 retained by Chase for working capital purposes. Also, as disclosed previously, TGC (the former parent) sold the Portland, Oregon facility on March 18, 1997 for $2,430,000 with $1,780,000 of the proceeds applied against the mortgage indebtedness of Chase to Union Camp. Upon receipt of these funds, Union
Camp declared the $3,761,537 promissory note paid and released its security interest in the remaining real and personal property owned by Chase, thereby curing all default conditions with Union Camp. Chase's primary bank retained its position as a secured party in real and personal property still owned by Chase. As a result of the payment made by TGC to Chase of the proceeds of the building sale in excess of the mortgage indebtedness, Chase was in compliance with the tangible net worth covenant with the bank as of March 31, 1997. On March 25, 1997 Chase closed the sale of its extrusion line with the net proceeds of $310,000 retained by Chase for working capital purposes. The Company's liquidity position should benefit from the retirement of the Union Camp debt as cash outlays of approximately $55,000 per month for principal and interest on such debt will no longer be required.

As discussed earlier, fabric sales to other bag converters decreased $220,000 during the 1997 first quarter when compared to the same period of 1996 due to the discontinuance of the Company's polypropylene extrusion and weaving operations. Chase management anticipates lower sales in future periods to be offset by a decrease in cash requirements for raw materials, labor, repairs and equipment maintenance.
Although these lower cash requirements will be partially offset by the purchase of fabric from outside suppliers, the expected net reduction in cash outlays should improve liquidity as a result of a decrease in unfavorable manufacturing variances that have historically been generated by the underutilization of the Company's weaving capacity. The Company does not expect to fully realize these savings until the 1997 third quarter, however, as additional labor, modification and equipment disposal expenses related to the realignment of the Portland manufacturing facility will be incurred through the second quarter of the year. These additional cash requirements, when combined with seasonally low sales for the Company's products, will place extreme pressure on the Company's liquidity in the 1997 second quarter.

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

PART II  -  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         a. On March 7, 1997, the Chase Common Stock was distributed to the shareholders of TGC as a stock dividend pursuant to the spin-off by TGC of Chase effective July 31, 1996.

         b. Mr. Lewis W. Lovell resigned as President, Chief Operating Officer and as a director of Chase Packaging Corporation effective April 30, 1997 to devote his attention to other interests. Mr. Lovell's resignation was not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits -- None.

         b. Reports -- No reports on Form 8-K have been filed during the quarter for which this report is filed.















                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHASE PACKAGING CORPORATION


Date:  May 12, 1997                /s/  Doug Kirkpatrick
                                   ______________________________
                                        Doug Kirkpatrick,
                                        President and Treasurer
                                    (Principal Executive Officer
                                     and Principal Financial and
                                     Accounting Officer)

H:\DOCS3\C5541\001\65227.1