Form 10QSB
period 1997-06-30
CHASE PACKAGING CORP
filed 1997-09-03
CIK 1025771

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB

         (Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDING JUNE 30, 1997.

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

          Class                      Outstanding at July 31, 1997
Common Stock ($.10 Par Value)                    7,002,964


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Incorporated herein is the following unaudited financial information:

             Statement of Net Assets in Liquidation as of June 30,
             1997.

             Statement of Operations for the three and six month periods ended June 30, 1997 and 1996.

             Statements of Cash Flows for the six month periods ended June 30, 1997 and 1996.

             Statements of Changes in Net Assets in Liquidation for
             June 30, 1997.

             Notes to Consolidated Financial Statements.










                      CHASE PACKAGING CORPORATION

                  STATEMENT OF NET ASSETS IN LIQUIDATION
                              (Unaudited)

                                                    June 30, 1997
ASSETS

    Cash and cash equivalents                        $    10,975

    Accounts receivable, net of allowance
       for doubtful accounts of $97,853                  830,511

    Inventories, net of write-down of $870,995         1,004,924

    Prepaid expenses                                      25,679


ASSETS HELD FOR SALE                                     767,400

OTHER ASSETS                                               3,495
                                                       ---------

                                                     $ 2,642,984
                                                       =========

See notes to financial statements.











                       CHASE PACKAGING CORPORATION
        STATEMENT OF NET ASSETS IN LIQUIDATION --  CONTINUED
                               (Unaudited)

                                                    June 30, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

    Trade accounts payable                           $ 1,042,148

    Accrued liabilities                                  274,065

    Advance billings                                      86,222

    Line-of-credit                                     1,517,551

STOCKHOLDERS' EQUITY

    Deficit of assets in liquidation                    (277,002)
                                                       ----------

                                                     $ 2,642,984
                                                       =========

See notes to financial statements.


                            CHASE PACKAGING CORPORATION
               (a wholly-owned subsidiary of TGC Industries, Inc.
                         through July 31, 1996 - see Note A)

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three months ended         Six months ended
                                             June 30,                  June 30,
                                        -------------------       -------------------
                                          1997        1996          1997        1996
SALES                                  $1,638,161  $2,317,866   $3,805,516   $4,714,683

COSTS AND EXPENSES
    Cost of sales                       1,811,689   2,265,762    3,988,917    4,656,976
    Selling, general and administrative   336,726     447,101      702,300      957,237

    Interest expense                       45,324     205,990      114,165      418,650
                                        ---------    --------    ---------    ---------
                                        2,193,739   2,918,853    4,805,382    6,032,863

        LOSS BEFORE EXTRAORDINARY ITEM
           AND INCOME TAXES            (  555,578)   (600,987)  (  999,866)  (1,318,180)
    Income tax expense                     --            --          --           --
    Loss before extraordinary item     (  555,578)   (600,987)  (  999,866)  (1,318,180)
    Extraordinary item - gain from
      extinguishment of debt               --            --        173,893        --
                                        ---------    --------    ---------    ---------

               NET LOSS               $(  555,578)  $(600,987) $(  825,973) $(1,318,180)

Weighted average shares                 7,002,964   6,960,714    7,002,964    6,960,714
     outstanding

LOSS PER COMMON SHARE

    Loss per share before
     extraordinary item                     $(.08)      $(.09)       $(.14)      $(.19)

    Extraordinary item                     --            --            .02        --
                                        ---------    --------    ---------    ---------
          LOSS PER SHARE                    $(.08)      $(.09)       $(.12)      $(.19)

See notes to financial statements.





                                CHASE PACKAGING CORPORATION
                    (a wholly-owned subsidiary of TGC Industries, Inc.
                            through July 31, 1996 - see Note A)

                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                         Six-Months Ended
                                                             June 30,

                                                        1997             1996

Increase (decrease) in cash

Cash flows from operating activities

Net Loss                                             $ (825,973)       (1,318,180)
Adjustments to reconcile net loss to
net cash provided by (used in) operating
activities
     Non-Cash Compensation                                 --               3,600
     Depreciation and amortization                      180,481           320,696
      and equipment                                    ( 42,988)            8,629
     Gain from extinguishment of debt                  (173,893)              --
     Non-Cash Expenses                                   62,428               --
     Change in assets and liabilities
      Accounts Receivable                               499,413             24,380
      Inventories                                       477,328          1,137,626
      Prepaid Expenses                                   66,225             32,390
      Accounts Payable                                 (161,906)         ( 206,430)
     Accrued Liabilities                               (147,930)           105,533
     Advance Billings                                  ( 28,109)         (  74,277)

        Net cash provided by (used in)
         operating activities                          ( 94,924)            33,967

Cash flows from investing activities
  Capital expenditures                                 (113,360)         (  97,063)
  Proceeds from sale of property
  and equipment                                         886,250              9,000
  Other assets                                              500

             Net cash provided by (used in)
               investing activities                     773,390          (  88,063)

Cash flows from financing activities
  Principal payments of debt obligations               (350,000)         ( 185,001)
  Net payments on line of credit                       (348,187)         ( 720,160)
  Receivable from/payable to parent                        --              935,607
  Capital contributed                                     9,318                 --

            Net cash provided by (used in)
              financing activities                     (688,869)            30,446

            NET DECREASE IN CASH                       ( 10,403)         (  23,650)

Cash at beginning of period                              21,378             25,123

Cash at end of period                                $   10,975        $     1,473

Supplemental cash flow information
Cash paid during the year for

          Interest                                   $   94,156         $  252,640



NON-CASH INVESTING AND FINANCING ACTIVITIES

During the 1997 first quarter, Chase incurred rent expense of $55,427 for use of the manufacturing facility owned by TGC.
TGC converted the rent receivable to equity in Chase.

On March 18, 1997 TGC sold the Portland, Oregon facility occupied by Chase. Proceeds of $1,780,00 were applied against Chase's outstanding mortgage indebtedness to Union Camp. Proceeds of $284,500 were placed into escrow for future repairs and rental payments and recorded as a prepaid expense.
Proceeds of $22,000 were utilized to repay Chase's rent on the Portland facility from the date of closing through April 30,1997 and proceeds of $133,129 were applied against property taxes on the Portland facility.

See notes to financial statements.




                                CHASE PACKAGING CORPORATION

                     Statement of Changes in Net Assets in Liquidation
                                        (Unaudited)

                                       June 30, 1997
Sales                                                     --

Costs and Expenses
     Cost of sales                                        --
     Selling, general and administrative                  --
     Write-down of assets in liquidation              1,962,533
                                                      ---------
     Interest Expense                                 1,962,533

       ACCUMULATED LOSS ON ASSETS
         IN LIQUIDATION                             $(1,962,533)

Net assets before write-down in liquidation          (1,685,531)

Deficit of assets in liquidation                    $(  277,002)








CHASE PACKAGING CORPORATION
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997

NOTE A -- BASIS OF PRESENTATION

On June 25, 1997 Chase Packaging Corporation ("Chase" or "the Company") announced to employees and creditors that Chase would begin an orderly liquidation of all Chase's assets beginning at the close of business on June 30, 1997. On July 25, 1997, the Company notified its creditors by mail that the Company would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. The Company's
Board of Directors determined that it is in the best interest of the Company and all of its creditors to liquidate in an orderly fashion. As a result of the plan of liquidation, the accompanying unaudited financial statements reflect a change in the basis of accounting used to determine the amounts at which assets and liabilities are carried from a going concern basis to a liquidation basis. The statement of net assets in liquidation, statements of operations, statements of cash flows and the statement of changes in net assets in liquidation have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation in conformity with generally accepted accounting principles. The statement of changes in net assets in liquidation contains only the write-down of assets as of the close of business on June 30, 1997.

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

The financial statements are presented on the basis that the principal operations of Old Chase continued with the formation of New Chase, therefore the statements of operations and cash flows for the three months and six months ended June 30, 1996 consist of three and six months operations of Old Chase as a wholly-owned subsidiary of TGC.

NOTE B -- MANAGEMENT PRESENTATION

In the opinion of management, all adjustments (consisting of write-downs to realizable value) considered necessary for a fair presentation of net assets in liquidation, statements of operations, statements of cash flows, and the related statement of changes in net assets in liquidation have been made. For further information, refer to the financial statements and the footnotes thereto included in the Company's Annual Report for the year ended December 31, 1996 filed on Form 10-KSB.

NOTE C -- LOSS PER COMMON SHARE

Loss per common share before and after extraordinary gain for the quarter and six months ended June 30, 1997 were calculated by dividing net loss for the period by the number of shares outstanding for the period.
Loss per common share for the quarter and six months ended June 30, 1996 was based on the assumption that the 6,960,714 shares of common stock issued under the reorganization plan were issued at the beginning of the period.

NOTE D -- EXTRAORDINARY ITEM - GAIN FROM EXTINGUISHMENT OF DEBT

On March 18, 1997 TGC sold the Portland, Oregon facility for $2,430,000 with $1,780,000 of the proceeds applied against Chase's outstanding mortgage indebtedness to Union Camp with respect to such facility. The $1,780,000 payment to Union Camp, when combined with a principal payment of $350,000 made to Union
Camp on January 7, 1997 from the sale proceeds of Chase's polypropylene weaving equipment, resulted in the Union Camp note being declared paid in full as of March 19, 1997. A gain from debt extinguishment of $173,893 was recognized in the 1997 first quarter as a result of these payments. The gain consisted of $4,383 in principal and $169,510 in interest carried on the Company's financial statements and forgiven by Union Camp. Due to the Company's net operating loss position there is no income tax applicable to the gain.

NOTE E -- LOAN DEFAULTS

As a result of the March 18, 1997 sale of the Portland facility by TGC and subsequent payment made to Union Camp, the Company cured its default condition under terms of the Union Camp Promissory Note as the Note was declared paid in full. The Company also cured its cross-default condition with the bank as a result of the payment to Union Camp. In addition, the Company resolved the violation of the tangible net worth covenant in the Accounts Financing Agreement with the bank due to the contribution made by TGC to the paid-in capital of Chase during the first quarter of 1997.

NOTE F -- LIQUIDATION
As part of the Company's plan of liquidation, effective July 21, 1997, Chase sold to Lockwood Packaging Corporation Idaho (Lockwood) the Company's operation at Idaho Falls, Idaho, as a going concern.

The assets sold included substantially all of the Company's equipment, furniture, fixtures, and other assets located in the Company's Idaho Falls, Idaho facility for a total of $75,000.00. In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000.00. The total proceeds of $330,000.00 were deposited with the Company's bank to pay down the Company's loan balance with the bank.

Lockwood has entered into a lease with the Company for the Company's Idaho Falls facility. The Company intends to sell the Idaho Falls facility in the near future, and, upon such sale, it is intended that the new owner will lease the property to Lockwood and that the Company's lease with Lockwood will be terminated.

On July 25, 1997, the Company notified its creditors by mail that the Company would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. Inventory and equipment has been sold to other packaging concerns and an auction was held on August 14, 1997 to liquidate the remaining inventory, equipment and supplies at the Company's Portland, Oregon facility.

The table below sets forth the assets of Chase on a going concern basis as of June 30, 1997 and the corresponding write-down to the estimated net realizable value at time of disposal:

                       Going concern basis
                       6/30/97 Balance      Liquidation Write-down  Net Realizable Value
                       -------------------  ----------------------  --------------------

Cash                            $   10,975               --                   $   10,975
Accounts Receivable (net)          830,511               --                      830,511
Inventories                      1,875,919             $  870,995              1,004,924
Prepaid Expenses                   292,068                266,389                 25,679

Buildings (net book value)         332,319                 80,209                325,000
Land                                72,890                 --          (included in above)
Machinery & Equipment (n.b.v.)   1,181,654                739,254                442,400

Other Assets                         9,181                  5,686                  3,495

TOTAL                           $4,605,517             $1,962,533             $2,642,984

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Revenues were $1,638,161 for the three months ended June 30, 1997, compared to revenues of $2,317,866 for the same period of 1996. Net loss for the three months ended June 30, 1997 was $555,578 as compared to net loss of $600,987 for the three months ended June 30, 1996.

Revenue for the first six months of 1997 was $3,805,516 as compared to revenue of $4,714,683 for the first six months of 1996. Net loss for the first half of 1997 was $825,973 as compared to net loss of $1,318,180 for the first half of 1996.

The 29% reduction in revenues in the 1997 second quarter when compared to the second quarter of 1996 was the result of continued sluggish demand for the Company's woven polypropylene onion bags and consumer-size mesh potato bags, Competition from cheap import onion bags and low market prices for potatoes were the primary factors impacting the lower demand for Chase's products. Although costs throughout the operation were lower in 1997 than in 1996, the expense reductions could not offset rapidly declining revenues.
The continuation in operating losses, when combined with the decision of the Company's secured lender not to renew the Company's operating line of credit, resulted in the decision of Chase's Board of Directors to liquidate the Company in an orderly fashion.

Financial Condition

Chase Packaging experienced cash losses for the past four years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. The Board of Directors therefore determined that an orderly liquidation of Chase was in the best interest of the Company and all of its creditors. Chase has retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.

As part of the liquidation program, effective July 21, 1997, Chase sold most of its assets in Idaho Falls, Idaho (excluding real estate) to Lockwood Packaging Corporation Idaho for $330,000. As discussed earlier, the Company intends to sell the Idaho Falls real estate (land and building) in the near future. During July and August of 1997 Chase sold most of its inventory in Portland to other packaging companies. The Company also sold its band label extruder for $125,000 with remaining inventory and machinery and equipment sold at the August 14 auction for gross proceeds of approximately $340,000. Closure of the Idaho Falls real estate sale and collection of outstanding auction proceeds and accounts receivable are the remaining items to be completed in the Company's liquidation program as of August 21.

As a result of the orderly liquidation, the loan balance with the Company's secured lender has been paid down from a June 30, 1997 balance of $1,517,551 to $131,259 as of August 21, 1997. Although it is difficult to determine the final return to unsecured creditors from such liquidation, the Company estimates at the present time that general creditors will receive a distribution equal to ten to fifteen percent (10-15%) of each creditor's claim.


PART II  -  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         a. On June 23, 1997, Mr. William J. Barrett and Mr. Herbert M. Gardner resigned as directors of Chase Packaging Corporation. The resignations of Mr. Barrett and Mr. Gardner were not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits -- None.

         b. Reports -- No reports on Form 8-K have been filed during the quarter for which this report is filed.
             However, the following report on Form 8-K has been filed subsequent to June 30, 1997:

             (1) A report under Item 2 and Item 5 was filed on July
                 31, 1997. Such reporting under Item 2 was to disclose the sale of the Company's Idaho Falls operation as a going concern to Lockwood Packaging Corporation Idaho effective July 21, 1997. Such reporting under Item 5 was to disclose that the Company notified its creditors on July 25, 1997 that Chase was beginning an orderly liquidation of all of its remaining assets outside of a formal bankruptcy or receivership proceeding.


                            SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHASE PACKAGING CORPORATION


Date:  August 28, 1997                /s/  Doug Kirkpatrick
                                   ______________________________
                                        Doug Kirkpatrick,
                                        President and Treasurer
                                    (Principal Executive Officer
                                     and Principal Financial and
                                     Accounting Officer)

H:\DOCS3\C5541\001\69297.1