Form 10QSB
period 2002-03-31
CHASE PACKAGING CORP
filed 2002-05-14
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

(     )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

  Commission File Number: 0-21609
                          -------

                          CHASE PACKAGING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Texas                                          93-1216127
----------------------                    ------------------------------
(State  or  other  jurisdiction  of     (I.R.S.  Employer  Identification  No.)
incorporation  or  organization)

          c/o Ann W. Green, 26 Broadway, 8th Floor, New York, NY 10004
          ------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (212) 510-0687
        ----------------------------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   NO   X
                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                 Outstanding  at  March  31,  2002
--------------------------         --------------------------------------------
Common  Stock,  par  value
$.10  per  share                       8,132,275  shares

                                    - INDEX -

                                                                                           PAGE(S)
                                                                                           -------
PART  I.  Financial  Information:

ITEM  1.  Financial  Statements

          Condensed  Balance  Sheets  -  March  31,  2002  (Unaudited)
          and  December  31,  2001                                                          3.

          Condensed  Statements  of  Operations  (Unaudited)  -  Cumulative  Period
          During  the  Development  Stage  (January  1,  1999  to  March  31,  2002)
          and  the  Three  Months  Ended  March  31,  2002  and  2001                       4.

          Condensed  Statements  of  Cash  Flows  (Unaudited)  -  Cumulative  Period
          During  the  Development  Stage  (January  1,  1999  to  March  31,  2002)
          and  the  Three  Months  Ended  March  31,  2002  and  2001                       5.

          Notes  to  Interim  Condensed  Financial  Statements  (Unaudited)                 6.


ITEM  2.  Management's  Discussion  and  Analysis or Plan of Operation                      7.


PART  II. Other  Information                                                                8.


SIGNATURES                                                                                  9.


                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                    - ASSETS -


                                                         March 31     December 31,
                                                           2002           2001
                                                        ------------  ------------
                                                        (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                            $     7,597   $     7,582
                                                        ------------  ------------

TOTAL ASSETS                                            $     7,597   $     7,582
                                                        ============  ============


-  LIABILITIES  AND  SHAREHOLDERS'  DEFICIT  -

CURRENT LIABILITIES:
   Accrued expenses                                     $    25,687   $    25,187
                                                        ------------  ------------

TOTAL CURRENT LIABILITIES                                    25,687        25,187
                                                        ------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred stock $1.00 par value; 4,000,000
      shares authorized, none issued                              -             -
   Common stock, $.10 par value 25,000,000 authorized
      8,132,275 issued in 2002 and 2001                     813,228       813,228
   Additional paid-in capital                             2,806,775     2,806,775
   Accumulated deficit                                   (3,626,121)   (3,626,121)
   Deficit accumulated during the development stage         (11,972)      (11,487)
                                                        ------------  ------------
                                                            (18,090)      (17,605)
                                                        ------------  ------------

                                                          $   7,597      $  7,582
                                                        ============   ===========

                       See notes to financial statements.
                                                                        Page  3.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)



                                 Cumulative During
                              the Development Stage  Three Months Ended
                               (January 1, 1999 to     March 31,
                                  March 31, 2002)   2002       2001
                                   ------------  ----------- -----------
NET SALES                           $        -   $        -   $        -
                                    -----------  -----------  -----------
COSTS AND EXPENSES:
General and administrative expense      12,960          500            -
Interest income                           (988)         (15)         (76)
                                    -----------  -----------  -----------
TOTAL COSTS AND EXPENSES                11,972          485          (76)
                                    -----------  -----------  -----------

(LOSS) INCOME BEFORE INCOME TAXES.     (11,972)        (485)          76
   Income tax expense                        -            -            -
                                    -----------  -----------  -----------

NET (LOSS) INCOME                   $  (11,972)  $     (485)  $       76
                                    ===========  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                        7,176,265    8,132,275    7,002,964
                                    ===========  ===========  ===========

(LOSS) INCOME PER COMMON SHARE      $        -   $        -   $        -
                                    ===========  ===========  ===========

                       See notes to financial statements.
                                                                       Page 4.

                          CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


                                                         Cumulative During
                                                        The Development Stage
                                                        (January 1, 1999 to           Three  Months  Ended
                                                          March 31, 2002)                   March 31,
                                                         -----------------            ------------------
                                                                                        2002      2001
                                                                                      --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                             $(11,972)                $ (485)  $   76

Change in assets and liabilities:
Accounts payable and accrued expenses                            2,408                     500        -
                                                          ----------------            --------  --------
NET CASH (UTILIZED) PROVIDED BY OPERATING ACTIVITIES            (9,564)                     15       76


CASH FLOWS FROM INVESTING ACTIVITIES                                 -                       -        -


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement/exercise of stock warrants.     5,500                       -        -
                                                          ----------------            --------  --------

NET (DECREASE) INCREASE IN CASH                                (4,064)                     15       76

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD              11,661                   7,582    7,168
                                                          ----------------            --------  --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                  $  7,597                  $7,597   $7,244
                                                          ================            ========  ========


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                     $      -                  $    -   $    -

                       See notes to financial statements.
                                                                        Page  5.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2002
                                 --------------
                                   (UNAUDITED)


NOTE   1   -     BASIS  OF  PRESENTATION:

On June 25, 1997, Chase Packaging Corporation ("Chase" or "the Company") announced to employees and creditors that Chase would begin an orderly liquidation of all Chase's assets beginning at the close of business on June 30, 1997. On July 25, 1997, the Company notified its creditors by mail that the Company would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. The Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion. The Company ceased all operating activity as of June 30, 1997 and liquidation of all of its assets was completed by the trustee as of December 31, 1997.

The Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three month periods ended March 31, 2002 and 2001.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


NOTE   2   -     INCOME  (LOSS)  PER  COMMON  SHARE:

Income (loss) per common share was calculated by dividing net income (loss) by the weighted average number of shares outstanding for each reporting period.

                                                                      Page  6.

ITEM  2.     MANAGEMENT'S  PLAN  OF  OPERATIONS:


Chase Packaging Corporation (the Company) experienced cash losses for past years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. During 1997, the Board of Directors determined that an orderly liquidation was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.

As part of the liquidation process, effective July 21, 1997, the Company sold most of its assets in Idaho Falls, Idaho (excluding real estate) to Lockwood Packaging Corporation for $330,000. The Company also sold the Idaho Falls real estate (land and building). During July and August of 1997 Chase sold most of its inventory in Portland to other packaging companies. The Company also sold its band label extruder for $125,000 and its remaining inventory and machinery and equipment were sold at an August 14, 1997 auction, for gross proceeds of approximately $340,000. As of December 31, 1997, the Company had completed the liquidation of all of its assets.

Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

The  Company's  cash  balance  as  of  March  31,  2002  was  $7,597.
                                                                      Page  7.

                           PART II.  OTHER INFORMATION


Item  1.     Legal  Proceedings

             None

Item  2.     Changes  in  Securities

             None

Item  3.     Defaults  upon  Senior  Securities

             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             None

Item  5.     Other  Information

             None

Item  6.     Exhibits  and  Reports

             None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  CHASE  PACKAGING  CORPORATION
                                  -----------------------------



Date: May  6,  2002               Ann  W.  Green
                                 (Assistant  Secretary
                                  and  Principal  Financial  and
                                  Accounting  Officer)