Form 10QSB
period 1998-06-30
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

( )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                             ---------    ---------

     Commission  File  Number:  0-21609
                                -------


                          CHASE PACKAGING CORPORATION
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                    93-1216127
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation  or  organization)

          c/o Ann W. Green, 26 Broadway, 8th Floor, New York, NY 10004
          ------------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                 (212) 510-0686
        ----------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    NO  X
          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding  at  June  30,  1998
--------------------------------------     -------------------------------------
Common Stock, par value $.10 per share                7,002,964 shares


                                    - INDEX -

                                                                             PAGE(S)
                                                                             -------
PART I.     Financial Information:

ITEM 1.     Financial Statements

            Condensed Balance Sheets - June 30, 1998 (Unaudited)
            and December 31, 1997                                                 3.

            Condensed Statements of Operations (Unaudited) - Three and Six
            Months Ended June 30, 1998 and 1997                                   4.

            Condensed Statements of Cash Flows (Unaudited) -
            Six Months Ended June 30, 1998 and 1997.                              5.

            Notes to Interim Condensed Financial Statements (Unaudited)           6.


ITEM 2.     Management's Discussion and Analysis or Plan of Operation             8.


PART II.    Other Information                                                     9.


SIGNATURES                                                                       10.


EXHIBITS:   Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART I.  FINANCIAL  INFORMATION:

ITEM I.  FINANCIAL  STATEMENTS:

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   - ASSETS -

                                                          JUNE        December
                                                        30, 1998      31, 1997
                                                      ------------  ------------
                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                           $   163,929   $   126,408
  Accounts receivable                                           -        57,012
                                                      ------------  ------------
TOTAL ASSETS                                          $   163,929   $   183,420
                                                      ============  ============




                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
  Accounts payable                                    $   133,390   $   134,037
  Accrued expenses                                         23,279        23,279
                                                      ------------  ------------
TOTAL CURRENT LIABILITIES                                 156,669       157,316
                                                      ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock $1.00 par value; 4,000,000
    shares authorized, none issued                              -             -
  Common stock, $.10 par value 25,000,000 authorized
    7,002,964 issued in 1998 and 1997                     700,296       700,296
  Additional paid-in capital                            2,914,207     2,914,207
  Accumulated deficit                                  (3,607,243)   (3,588,399)
                                                      ------------  ------------
                                                            7,260        26,104
                                                      ------------  ------------

                                                      $   163,929   $   183,420
                                                      ============  ============

                       See notes to financial statements.


                                                                         Page 3.

                                        CHASE PACKAGING CORPORATION
                                        ---------------------------
                                          STATEMENTS OF OPERATIONS
                                          ------------------------
                                                 (UNAUDITED)

                                                            THREE MONTHS ENDED         Six Months Ended
                                                                  JUNE 30,                  June 30,
                                                             1998         1997         1998         1997
                                                         -----------  -----------  -----------  -----------
NET SALES                                                $        -   $1,638,161   $        -   $3,805,516
                                                         -----------  -----------  -----------  -----------

COSTS AND EXPENSES:
  Cost of sales                                                   -    1,811,689            -    3,988,917
  Selling, general and administrative expense                 3,562      336,726       18,844      702,300
  Interest expense                                                -       45,324            -      114,165
                                                         -----------  -----------  -----------  -----------
TOTAL COSTS AND EXPENSES                                      3,562    2,193,739       18,844    4,805,382
                                                         -----------  -----------  -----------  -----------

(LOSS) BEFORE EXTRAORDINARY ITEM
  AND INCOME TAXES                                           (3,562)    (555,578)     (18,844)    (999,866)
  Income tax expense                                              -            -            -            -
                                                         -----------  -----------  -----------  -----------

(LOSS) BEFORE EXTRAORDINARY ITEM                             (3,562)    (555,578)     (18,844)    (999,866)
  Extraordinary item -gain from extinguishment of debt            -            -            -      173,893
                                                         -----------  -----------  -----------  -----------

NET (LOSS)                                               $   (3,562)  $ (555,578)  $  (18,844)  $ (825,973)
                                                         ===========  ===========  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                             7,002,964    7,002,964    7,002,964    7,002,964
                                                         ===========  ===========  ===========  ===========

(LOSS) PER COMMON SHARE
  (Loss) per share before extraordinary item             $        -   $     (.08)  $        -   $     (.14)
  Extraordinary item                                              -            -            -          .02
                                                         -----------  -----------  -----------  -----------

(LOSS) PER SHARE                                         $        -   $     (.08)  $        -   $     (.12)
                                                         ===========  ===========  ===========  ===========

                       See notes to financial statements.


                                                                         Page 4.

                                 CHASE PACKAGING CORPORATION
                                 ---------------------------
                                  STATEMENTS OF CASH FLOWS
                                  ------------------------
                                         (UNAUDITED)

                                                                        Six  Months  Ended
                                                                             June 30,
                                                                       ---------------------
                                                                         1998        1997
                                                                       ---------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(18,844)  $(825,973)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Gain on disposal of property and equipment                              -     (42,988)
      Depreciation and amortization                                           -     180,481
      Gain from extinguishment of debt                                        -    (173,893)
      Non-cash expenses                                                       -      62,428
  Change in assets and liabilities:
      Accounts receivable                                                57,012     499,413
      Inventories                                                             -     477,328
      Prepaid expenses                                                        -      66,225
      Accounts payable                                                     (647)   (161,906)
      Accrued liabilities                                                     -    (147,930)
      Advance billings                                                        -     (28,109)
                                                                       ---------  ----------
        NET CASH PROVIDED (UTILIZED) BY OPERATING ACTIVITIES             37,521     (94,924)
                                                                       ---------  ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                        -    (113,360)
  Proceeds from sale of property and equipment                                -     886,250
  Other assets                                                                -         500
                                                                       ---------  ----------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                             -     773,390
                                                                       ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt obligations                                      -    (350,000)
  Net payments on line of credit                                              -    (348,187)
  Capital contributed                                                         -       9,318
                                                                       ---------  ----------
        NET CASH (USED IN) FINANCING ACTIVITIES                               -    (688,869)
                                                                       ---------  ----------

NET INCREASE (DECREASE) IN CASH                                          37,521     (10,403)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                       126,408      21,378
                                                                       ---------  ----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                            $163,929   $  10,975
                                                                       =========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                           $      -   $  94,156

                       See notes to financial statements.


                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 1998
                                  -------------
                                   (UNAUDITED)


NOTE 1  - BASIS  OF  PRESENTATION:

          On June 25, 1997, Chase Packaging Corporation ("Chase" or "the Company") announced to employees and creditors that Chase would begin an orderly liquidation of all Chase's assets beginning at the close of business on June 30, 1997. On July 25, 1997, the Company notified its creditors by mail that the Company would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. The Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion and this was completed as of December 31, 1997.

          As previously disclosed, in May 1996, a formal plan was adopted to reorganize TGC Industries, Inc. (TGC) and Chase. Pursuant to the plan, the following actions were taken:

          1. TGC liquidated Chase (Old Chase) with TGC receiving all of Old Chase's assets and liabilities in cancellation of the Old Chase stock held by TGC. TGC formed a new wholly-owned subsidiary, New Chase, and transferred to it, all of the assets and liabilities received in the liquidation of Old Chase, except TGC retained the manufacturing facility located in Portland, Oregon and canceled Old Chase's note payable to TGC.

          2.   TGC  contributed  $2,716,403  as additional capital to New Chase.

          3. Effective July 31, 1996, TGC spun-off New Chase by a dividend distribution to the stockholders of record of TGC common and preferred stock. At the same time, the name was changed from New Chase to Chase Packaging Corporation.

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of June 30, 1998 and the results of its operations and cash flows for the six month periods ended June 30, 1998 and 1997.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

          The results of operations for the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


                                                                         Page 6.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 1998
                                  -------------
                                   (UNAUDITED)


NOTE 2  - LOSS  PER  COMMON  SHARE:

          Loss per common share before and after extraordinary gain for the three and six month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended June 30, 1998 and 1997.


NOTE 3  - EXTRAORDINARY  ITEM  -  GAIN  FROM  EXTINGUISHMENT  OF  DEBT:

          On March 18, 1997, TGC sold the Portland, Oregon facility for $2,430,000 with $1,780,000 of the proceeds applied against Chase's outstanding mortgage indebtedness to Union Camp Corporation with respect to such facility. The $1,780,000 payment to Union Camp, when combined with a principal payment of $350,000 made to Union Camp on January 7, 1997 from the sale proceeds of Chase's polypropylene weaving equipment, resulted in the Union Camp note being declared paid in full as of March 19, 1997. A gain from debt extinguishments of $173,893 was recognized in the 1997 first quarter as a result of these payments. The gain consisted of $4,383 in principal and $169,510 in interest carried on the Company's financial statements and forgiven by Union Camp. Due to the Company's net operating loss position there is no income tax applicable to the gain.


                                                                         Page 7.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          INTRODUCTION:

          Chase Packaging Corporation (the Company) has experienced cash losses for the past four years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. During 1997, the Board of Directors determined that an orderly liquidation was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.

          As part of the liquidation progress, effective July 21, 1997, the Company sold most of its assets in Idaho Falls, Idaho (excluding real estate) to Lockwood Packaging Corporation for $330,000. The Company also sold the Idaho Falls real estate (land and building). During July and August of 1997 Chase sold most of its inventory in Portland to other packaging companies. The Company also sold its band label extruder for $125,000 with remaining inventory and machinery and equipment sold at an August 14 auction for gross proceeds of approximately $340,000. As of December 31, 1997, the Company had completed the liquidation of all of its assets.


          RESULTS  OF  OPERATIONS:

          As a result of the cessation of operations and the liquidation of its assets as discussed above, the Company generated no revenues for the three and six month periods ended June 30, 1998. Administrative expenses incurred during the three and six month periods aggregated $3,562 and $18,844, respectively, which amounts represent the loss for the respective periods. Revenues generated for the three and six month periods ended June 30, 1997 were $1,638,161 and $3,805,516, respectively. Total costs and expenses for the three month period ended June 30, 1997 was $2,193,739 and the Company reflected a loss of $555,578 for that period. Total costs and expenses for the six month period ended June 30, 1997 was $4,805,382 and the Company reflected a loss of $825,973 for that period after recording an extraordinary gain of $173,893 due to the extinguishment of debt.

          FINANCIAL  CONDITION:

          As a result of the liquidation completed in 1997, the Company's cash balance as of June 30, 1998 was $163,929. These remaining funds will be used to pay continuing expenses, professional fees incurred by the trustee and any remaining unsecured creditors. Although it is difficult to determine the final return to unsecured creditors from such liquidation, the Company estimates at the present time that general creditors will receive a distribution equal to ten to fifteen percent (10-15%) of each creditor's claim.


                                                                         Page 8.

                           PART II. OTHER INFORMATION


Item  1.  Legal  Proceedings

          None

Item  2.  Changes  in  Securities

          None

Item  3.  Defaults  upon  Senior  Securities

          None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

          None

Item  5.  Other  Information

          None

Item  6.  Exhibits  and  Reports

     (a)  Exhibits

          None


                                                                         Page 9.

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


                                                                        Page 10.