Form 10QSB
period 1998-09-30
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

( )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to
                                             ---------  ---------

     Commission  File  Number:  0-21609
                                -------


                          CHASE PACKAGING CORPORATION
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                     93-1216127
-------------------------------          -----------------------------------
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


              Class                         Outstanding  at  September 30, 1998
--------------------------------------     -------------------------------------
Common Stock, par value $.10 per share               7,002,964 shares


                                    - INDEX -

                                                                              PAGE(S)
                                                                              -------
PART I.     Financial Information:

ITEM 1.     Financial Statements

            Condensed Balance Sheets - September 30, 1998 (Unaudited)
            and December 31, 1997                                                  3.

            Condensed Statements of Operations (Unaudited) - Three and Nine
            Months Ended September 30, 1998 and 1997                               4.

            Condensed Statements of Cash Flows (Unaudited) -
            Nine Months Ended September 30, 1998 and 1997.                         5.

            Notes to Interim Condensed Financial Statements (Unaudited)            6.


ITEM 2.     Management's Discussion and Analysis or Plan of Operation              8.


PART II.    Other Information                                                      9.


SIGNATURES                                                                        10.


EXHIBITS:   Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART I.  FINANCIAL  INFORMATION:

ITEM I.  FINANCIAL  STATEMENTS:

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   - ASSETS -


                                                       SEPTEMBER      December
                                                        30, 1998      31, 1997
                                                      ------------  ------------
                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                           $   154,124   $   126,408
  Accounts receivable                                           -        57,012
                                                      ------------  ------------
TOTAL ASSETS                                          $   154,124   $   183,420
                                                      ============  ============




               - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
  Accounts payable                                    $   133,390   $   134,037
  Accrued expenses                                         23,279        23,279
                                                      ------------  ------------
TOTAL CURRENT LIABILITIES                                 156,669       157,316
                                                      ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (EQUITY) DEFICIT:
  Preferred stock $1.00 par value; 4,000,000
    shares authorized, none issued                              -             -
  Common stock, $.10 par value 25,000,000 authorized
    7,002,964 issued in 1998 and 1997                     700,296       700,296
  Additional paid-in capital                            2,914,207     2,914,207
  Accumulated deficit                                  (3,617,048)   (3,588,399)
                                                      ------------  ------------
                                                           (2,545)       26,104
                                                      ------------  ------------

                                                      $   154,124   $   183,420
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


                                                                         Page 3.


                                        CHASE PACKAGING CORPORATION
                                        ---------------------------
                                          STATEMENTS OF OPERATIONS
                                          ------------------------
                                                 (UNAUDITED)

                                                            THREE MONTHS ENDED         Nine Months Ended
                                                               SEPTEMBER 30,              September 30
                                                         ------------------------  -------------------------
                                                             1998         1997         1998         1997
                                                         ------------  ----------  ------------  -----------
NET SALES                                                $     -       $  583,909  $     -       $4,389,425
                                                         ------------  ----------  ------------  -----------

COSTS AND EXPENSES:
  Cost of sales                                                  -        252,561         -       4,241,478
  Selling, general and administrative expense                  9,805      294,916       28,649      997,216
  Interest expense                                               -            -           -         114,165
                                                         ------------  ----------  ------------  -----------
TOTAL COSTS AND EXPENSES                                       9,805      547,477       28,649    5,352,859
                                                         ------------  ----------  ------------  -----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  AND INCOME TAXES                                            (9,805)      36,432      (28,649)    (963,434)
  Income tax expense                                            -            -            -            -
                                                         ------------  ----------  ------------  -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       (9,805)      36,432      (28,649)    (963,434)
  Extraordinary item -gain from extinguishment of debt          -            -            -         173,893
                                                         ------------  ----------  ------------  -----------

NET INCOME (LOSS)                                        $    (9,805)  $   36,432  $   (28,649)  $ (789,541)
                                                         ============  ==========  ============  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                              7,002,964    7,002,964    7,002,964    7,002,964
                                                         ============  ==========  ============  ===========

INCOME (LOSS) PER COMMON SHARE
  Income (loss) per share before extraordinary item      $      -      $      .01  $      -      $     (.13)
  Extraordinary item                                            -            -            -             .02
                                                         ------------  ----------  ------------  -----------

INCOME (LOSS) PER SHARE                                  $      -      $      .01  $      -      $     (.11)
                                                         ============  ==========  ============  ===========

                       See notes to financial statements.


                                                                         Page 4.

                                    CHASE PACKAGING CORPORATION
                                    ---------------------------
                                     STATEMENTS OF CASH FLOWS
                                     ------------------------
                                            (UNAUDITED)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                       -------------------------
                                                                          1998          1997
                                                                       -----------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $  (28,649)  $  (789,541)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Gain on disposal of property and equipment                                -       (20,808)
      Depreciation and amortization                                             -       180,481
      Gain from extinguishment of debt                                          -      (173,893)
      Non-cash expenses                                                         -        62,428
  Change in assets and liabilities:
      Accounts receivable                                                  57,012     1,478,968
      Inventories                                                               -       764,664
      Prepaid expenses                                                          -        70,566
      Accounts payable                                                       (647)     (137,981)
      Accrued liabilities                                                       -      (258,340)
      Advance billings                                                          -       (37,382)
                                                                       -----------  ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES                          27,716     1,139,162
                                                                       -----------  ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                          -      (113,360)
  Proceeds from sale of property and equipment                                  -     1,176,461
  Other assets                                                                  -        (1,650)
                                                                       -----------  ------------
        NET CASH PROVIDED BY INVESTING ACTIVITIES                               -     1,061,451
                                                                       -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt obligations                                        -      (350,000)
  Net payments on line of credit                                                -    (1,390,392)
  Capital contributed                                                           -         9,318
                                                                       -----------  ------------
        NET CASH (USED IN) FINANCING ACTIVITIES                                 -    (1,731,074)
                                                                       -----------  ------------

NET INCREASE IN CASH                                                       27,716       469,539
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                         126,408        21,378
                                                                       -----------  ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                            $  154,124   $   490,917
                                                                       ===========  ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                           $        -   $    94,156

                       See notes to financial statements.


                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 1998
                               ------------------
                                   (UNAUDITED)


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

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of September 30, 1998 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

          The results of operations for the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


                                                                         Page 6.

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 1998
                               ------------------
                                  (UNAUDITED)


NOTE 2  - INCOME  (LOSS)  PER  COMMON  SHARE:

          Income (loss) per common share before and after extraordinary gain for the three and nine month periods were calculated by dividing net income (loss) for the period by the number of shares outstanding for the period ended September 30, 1998 and 1997.


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

          As part of the liquidation progress, effective July 21, 1997, the Company sold most of its assets in Idaho Falls, Idaho (excluding real estate) to Lockwood Packaging Corporation for $330,000. The Company also sold the Idaho Falls real estate (land and building). During July and August of 1997 Chase sold most of its inventory in Portland, Oregon, to other packaging companies. The Company also sold its band label extruder for $125,000 with remaining inventory and machinery and equipment sold at an August 14 auction for gross proceeds of approximately $340,000. As of December 31, 1997, the Company had completed the liquidation of all of its assets.

          RESULTS  OF  OPERATIONS:

          As a result of the cessation of operations and the liquidation of its assets as discussed above, the Company generated no revenues for the three and nine month periods ended September 30, 1998. Administrative expenses incurred during the three and nine month periods ended September 30, 1998, aggregated $9,805 and $28,649, respectively, which amounts represent the loss for the respective periods. Revenues generated for the three and nine month periods ended September 30, 1997 were $583,909 and $4,389,425, respectively. Total costs and expenses for the three month period ended September 30, 1997 was $547,477 and the Company reflected income of $36,432 for that period. Total costs and expenses for the nine month period ended September 30, 1997 was $5,352,859 and the Company reflected a loss of $789,541 for that period after recording an extraordinary gain of $173,893 due to the extinguishment of debt.


          FINANCIAL  CONDITION:

          As a result of the liquidation completed in 1997, the Company's remaining cash balance as of September 30, 1998 was $154,124. These remaining funds will be used to pay continuing expenses, professional fees incurred by the trustee and any remaining unsecured creditors. Although it is difficult to determine the final return to unsecured creditors from such liquidation, the Company estimates at the present time that general creditors will receive a distribution equal to ten to fifteen percent (10-15%) of each creditor's claim.


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