Form 10KSB
period 1998-12-31
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission File Number 0-21609

                           CHASE PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)

             Texas                                       93-1216127
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

c/o Ann W. Green
26 Broadway,
8th Floor
New York, NY                                               10004
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code: 212-510-0686
     Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10
                                                              ------------------
par value  (Title of Class)
---------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers  revenues  for  the  most  recent  fiscal  year  -  $ N/A
                                                            ------
The  aggregate  market  value  of  voting  stock  held  by non-affiliates of the registrant  as  of  December  31,  1998  was
$  N/A
------

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes  X   N
            ---    ---

As of December 31, 1998, the registrant had outstanding 7,002,964 shares of Common Stock ($.10 par value)

                                     PART I


ITEM 1. BUSINESS.

Chase Packaging Corporation ("Chase" or the "Company"), is a Texas corporation which was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry. During 1997, the Company commenced an orderly liquidation of its assets as described below.

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

The Company has experienced losses for the past years, and the Company's secured lender decided not to renew the Company's operating line of credit. The
Company's Board of Directors therefore determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

Effective July 21, 1997, the Company sold its operations at Idaho Falls, Idaho, to Lockwood Packing Corporation ("Lockwood"), as a going concern. The assets sold included substantially all of the Company's equipment, furniture, fixtures, and other assets located in the Idaho Falls, Idaho facility for a total of $75,000. In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000. The total proceeds of $330,000.00 were deposited with the Company's bank to pay down the Company's loan balance with the bank.

On July 25, 1997, the Company notified its creditors by mail that the Company would begin an orderly liquidation of all of its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize the asset values. The Company retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.


ITEM 2.  DESCRIPTION OF PROPERTY.

None.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 1998 was not known. As a result of the events detailed above, trading in the Company's equity securities is extremely limited.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Chase Packaging experienced cash losses for the past years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. The Board of Directors therefore determined that an orderly liquidation of Chase was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.

Although the Company attempted to reduce its operating costs in 1997, the expense reductions could not offset rapidly declining revenues. The continuation in operating losses, when combined with the decision of the Company's secured lender not to renew the Company's operating line of credit, resulted in the decision of Chase's Board of Directors to liquidate the Company in an orderly fashion.

As part of the liquidation process, effective July 21, 1997, Chase sold most of its assets in Idaho Falls, Idaho (excluding real estate) to Lockwood Packaging Corporation Idaho for $330,000. The Company also sold the Idaho Falls real estate (land and building). During July and August of 1997 Chase sold most of its inventory in Portland, Oregon to other packaging companies. The Company also sold its band label extruder for $125,000 with remaining inventory and machinery and equipment sold at an August 14 auction for gross proceeds of approximately $340,000. As a result of the orderly liquidation, the loan balance with the Company's secured lender was paid down from a June 30, 1997 balance of $1,517,551.

RESULTS  OF  OPERATION

As a result of the decision to liquidate its assets, the Company ceased its operations as of June 30, 1997. Expenses incurred during 1998 related primarily to Trustee expenses and minor other administrative costs. The loss for the 1998 year amounted to $37,722 or $.01 per share. For the operating period January 1, 1997 to June 30, 1997, (a six month period), revenues were $4,403,023 and the net loss aggregated $846,006.

ITEM 7.  FINANCIAL  STATEMENTS.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                 ----------------------------------------------


                        - INDEX TO FINANCIAL STATEMENTS -


                                                                PAGE(S)
                                                                -------
Independent Auditors' Report                                        F-2

Financial Statements:

  Balance sheets                                                    F-3

  Statements of Operations                                          F-4

  Statement of Changes in Net Assets in Liquidation                 F-5

  Statements of Shareholders' Equity                                F-6

  Statements of Cash Flows                                          F-7

Notes to Financial Statements.                                      F-8

                          INDEPENDENT AUDITORS' REPORT



To The Shareholders
Chase Packaging Corporation



We have audited the balance sheets of Chase Packaging Corporation as of December 31, 1998 and 1997 and the related statement of operations for the periods then ended (see Note 3). In addition, we have audited the statements of shareholders' equity (deficit) and cash flows for the period from January 1, 1997 to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the financial statements, the shareholders of Chase Packaging Corporation approved a plan of liquidation on June 30, 1997 and the Company commenced liquidation shortly thereafter.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                              ------------------------
                                              LAZAR LEVINE & FELIX LLP


New York, New York
November 18, 1999

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 1998 AND 1997
                        --------------------------------

                                     - ASSETS -

                                                                              1998          1997
                                                                          -----------  -------------
CURRENT ASSETS:
   Cash and cash equivalents                                              $    11,661   $   126,408
   Accounts receivable                                                              -        57,012
                                                                          ------------  ------------
TOTAL ASSETS                                                              $    11,661   $   183,420
                                                                          ============  ============


                     - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -


CURRENT LIABILITIES:
   Accounts payable                                                       $         -   $   134,037
   Accrued expenses                                                            23,279        23,279
                                                                          ------------  ------------
TOTAL CURRENT LIABILITIES                                                      23,279       157,316
                                                                          ------------  ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred stock $1.00 par value; 4,000,000 shares authorized                     -             -
   Common stock $.10 par value, 25,000,000 shares authorized, 7,002,964
      shares issued and outstanding                                           700,296       700,296
   Additional paid-in capital                                               2,914,207     2,914,207
   Accumulated deficit                                                     (3,626,121)   (3,588,399)
                                                                          ------------  ------------
                                                                              (11,618)       26,104
                                                                          ------------  ------------
                                                                          $    11,661   $   183,420
                                                                          ============  ============


                       See notes to financial statements.

                               CHASE PACKAGING CORPORATION
                               ---------------------------
                                 STATEMENTS OF OPERATIONS
                                 ------------------------


                                                        FOR THE YEAR     For the Period
                                                           ENDED        January 1, 1997
                                                        DECEMBER 31,    to June 30, 1997
                                                            1998          (see Note 3)
                                                       --------------  ------------------
NET SALES                                              $           -   $       4,403,023
                                                       --------------  ------------------
COSTS AND EXPENSES:
   Cost of sales                                                   -           4,250,127
   Selling, general and administrative expense                37,722           1,058,629
   Interest expense                                                -             114,166
                                                       --------------  ------------------

TOTAL COSTS AND EXPENSES:                                     37,722           5,422,922
                                                       --------------  ------------------
LOSS BEFORE EXTRAORDINARY ITEM                               (37,722)         (1,019,899)

   Extraordinary item - gain from extinguishments
   of debt                                                         -             173,893
                                                       --------------  ------------------
LOSS BEFORE INCOME TAXES                                     (37,722)           (846,006)

Provision for income taxes                                         -                   -
                                                       --------------  ------------------

NET LOSS                                               $     (37,722)  $        (846,006)
                                                       ==============  ==================

LOSS PER SHARE:
   Loss per share before extraordinary item            $        (.01)  $            (.15)
   Extraordinary item                                              -                 .03
                                                       ==============  ==================
(LOSS) PER SHARE                                       $        (.01)  $            (.12)
                                                       ==============  ==================


                       See notes to financial statements.

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                -------------------------------------------------
              FOR THE PERIOD FROM JULY 1, 1997 TO DECEMBER 31, 1997
              -----------------------------------------------------


SALES                                                           $         -
COSTS AND EXPENSES:
   Cost of sales                                                   (230,023)
   Selling, general and administrative                              (93,116)
   Write-down of assets in liquidation                            1,962,534
                                                                ------------
                                                                  1,639,395
                                                                ------------
ACCUMULATED LOSS ON ASSETS IN LIQUIDATION                       $(1,639,395)
                                                                ============

                                         CHASE PACKAGING CORPORATION
                                         ---------------------------
                                      STATEMENT OF STOCKHOLDERS' EQUITY
                                      ---------------------------------


                                              COMMON STOCK
                                           -------------------    ADDITIONAL       ACCUMULATED
                                            SHARES     AMOUNT   PAID-IN CAPITAL      DEFICIT        TOTAL
                                           ---------  --------  ----------------  -------------  ------------
Balance at December 31, 1996               7,002,964  $700,296  $        629,833  $ (1,102,998)  $   227,131

  Cash contribution by former parent               -         -             9,318             -         9,318
  Contributed rent - Portland Facility             -         -            55,427             -        55,427
  Contribution by former parent                    -         -         2,219,629             -     2,219,629
  Net loss through June 30, 1997                   -         -                 -      (846,006)     (846,006)
  Deficit in assets in liquidation                 -         -                 -    (1,639,395)   (1,639,395)
                                           ---------  --------  ----------------  -------------  ------------

Balance at December 31, 1997               7,002,964   700,296         2,914,207    (3,588,399)       26,104

NET LOSS FOR YEAR ENDED DECEMBER 31, 1998          -         -                 -       (37,722)      (37,722)
                                           ---------  --------  ----------------  -------------  ------------
                                           7,002,964  $700,296  $      2,914,207  $ (3,626,121)  $   (11,618)
                                           =========  ========  ================  =============  ============


                       See notes to financial statements.

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                          FOR THE YEAR ENDED
                                                                          YEAR  DECEMBER 31,
                                                                       -------------------------
                                                                          1998         1997
                                                                       ----------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (37,722)  $   (846,006)
  Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization                                             -        180,481
     Gain on disposal of property and equipment                                -        (20,808)
     Gain from extinguishment of debt                                          -       (173,893)
     Non-cash expenses                                                         -         62,428
  CHANGE IN ASSETS AND LIABILITIES:
     Accounts receivable                                                  57,012      1,577,373
     Inventories                                                               -        764,664
     Prepaid expenses                                                          -         79,320
     Accounts payable                                                   (134,037)      (553,184)
     Accrued liabilities                                                       -       (258,340)
     Advance billings                                                          -        (37,382)
                                                                       ----------  -------------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                   (114,747)       774,653
                                                                       ----------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                         -       (113,360)
  Proceeds from sale of property and equipment                                 -      1,176,461
  Other assets                                                                 -         (1,650)
                                                                       ----------  -------------
  NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -      1,061,451
                                                                       ----------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt obligations                                       -       (350,000)
  Repayments on line of credit                                                 -     (1,390,392)
  Capital contributed by parent                                                -          9,318
                                                                       ----------  -------------
  NET CASH (USED IN) FINANCING ACTIVITIES                                      -     (1,731,074)
                                                                       ----------  -------------
NET (DECREASE) INCREASE IN CASH EQUIVALENTS                             (114,747)       105,030
  Cash and cash equivalents, at beginning of year                        126,408         21,378
                                                                       ----------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  11,661   $    126,408
                                                                       ==========  =============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     During the 1997 first quarter, Chase incurred rent expense of $55,427 for use of the manufacturing facility owned by TGC (its former parent). TGC converted the rent receivable to equity in Chase.


                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE  1 - DESCRIPTION OF COMPANY:

          Chase Packaging Corporation ("the Company"), a Texas Corporation, manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies. The company was a wholly-owned subsidiary of TGC Industries, Inc. (TGC) through July 31, 1996.

          In July 1996, TGC liquidated its wholly-owned subsidiary, Chase Packaging Corporation ("Old Chase"), with TGC receiving all of Old Chase's properties and liabilities in cancellation of the Old Chase stock held by TGC. TGC then formed New Chase Corporation ("New Chase") as a new wholly-owned subsidiary and transferred to New Chase certain of the properties and liabilities received in the liquidation of Old Chase and canceled all intercompany debt owed by Old Chase to TGC.

          Effective July 31, 1996, TGC spun off New Chase by a dividend distribution to the stockholders of record of TGC common and preferred stock. At the same time, the name was changed from New Chase
          Corporation  to  Chase  Packaging  Corporation.

          On June 25, 1997, the Company announced to employees and creditors that it would begin an orderly liquidation of all its assets beginning at the close of business on June 30, 1997. On July 25, 1997, the Company notified its creditors by mail that it would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values.

          The Company had experienced losses for the past four years, and the Company's secured lender decided not to renew the Company's operating line of credit. As a result, the Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion. As a result of the plan of liquidation, the 1997 financial statements reflect a change in the basis of accounting used to determine the amounts at which assets and liabilities are carried from a going concern basis to a liquidation basis as of June 30, 1997. The statement of changes in net assets in liquidation contains only the write-down of assets as of the close of business on June 30, 1997.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          The Company's accounting policies are in accordance with generally accepted accounting policies. Outlined below are those policies which are considered particularly significant.

     (a)  LIQUIDATION  BASIS:

          On June 27, 1997 the Company decided to liquidate effective with the close of business on June 30, 1997, and accordingly revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation. Up through that date, the Company recorded its results of operations using accounting principles applicable to going concern entities.

     (b)  USE  OF  ESTIMATES:

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

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c)  LOSS  PER  COMMON  SHARE:

          Loss per common share before and after extraordinary gain were calculated by dividing the net loss by the number of shares outstanding.

NOTE  3 - LIQUIDATION:

          As part of the Company's plan of liquidation, effective July 21, 1997, Chase sold to Lockwood Packaging Corporation Idaho (Lockwood) the Company's operation at Idaho Falls, Idaho, as a going concern.

          The assets sold included substantially all of the Company's equipment, furniture, fixtures, and other assets located in the Company's Idaho Falls, Idaho facility for a total of $75,000. In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000. The total proceeds of $330,000 were deposited with the Company's bank to pay down the Company's loan balances with the bank. Lockwood then entered into a lease with the Company for the Company's Idaho Falls facility.

          On July 25, 1997, the Company notified its creditors by mail that the Company would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership, proceeding in a manner intended to maximize asset values. Inventory and equipment were sold to other packaging concerns and an auction was held on August 14, 1997 to liquidate the remaining inventory, equipment and supplies at the Company's Portland, Oregon facility. The Company received net proceeds of $305,562 from this auction.

          The table below sets forth the assets of Chase on a going concern basis as of June 30, 1997 and the corresponding write-down to the estimated net realizable value at time of disposal:

                                                                  Net realizable
                              Going concern basis   Liquidation     value as of
                              as of June 30, 1997    write-down    June 30, 1997
                              --------------------  ------------  ---------------
Cash                          $             10,975  $          -  $        10,975
Accounts receivable (net)                  830,511             -          830,511
Inventories                              1,875,919       870,995        1,004,924
Prepaid expenses                           292,068       266,389           25,679

Land and building (net book
  value)                                   405,209        80,209          325,000
Machinery & equipment (net
  book value)                            1,181,654       739,254          442,400
Other assets                                 9,181         5,687            3,494
                              --------------------  ------------  ---------------


TOTAL                         $          4,605,517  $  1,962,534  $     2,642,983
                              ====================  ============  ===============

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE  4 - EXTRAORDINARY  ITEM  -  GAIN  FROM  EXTINGUISHMENT  OF  DEBT:

          On  March  18,  1997,  TGC  sold  its  Portland,  Oregon  facility for
          $2,430,000 with $1,780,000 of the proceeds applied against the Company's outstanding mortgage indebtedness to Union Camp Corporation with respect to such facility. The $1,780,000 payment to Union Camp, when combined with a principal payment of $350,000 made to Union Camp on January 7, 1997, from the sale proceeds of Chase's polypropylene weaving equipment, resulted in the Union Camp note being declared paid in full as of March 19, 1997. A gain from debt extinguishment of $173,893 was recognized as a result of these payments. The gain consisted of $4,383 in principal and $169,510 in interest carried on the Company's financial statements and forgiven by Union Camp. Due to the Company's net operating loss position there is no income tax applicable to the gain.

NOTE  5 - INCOME TAXES:

          The income tax provision reconciled to the tax computed at the statutory federal rate is as follows.

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                               --------------------------
                                                                   1998          1997
                                                               ------------  ------------
Federal tax benefit at statutory rate                          $         -   $   950,000
State tax benefit net of Federal tax effect                              -       170,000

Change in valuation allowance                                            -    (1,120,000)
                                                               ------------  ------------
                                                               $         -   $         -
                                                               ============  ============

Deferred tax assets and liabilities consist of the following:

DEFERRED TAX ASSETS:
  Net operating loss carry forwards                            $ 1,120,000   $ 1,120,000

  Less valuation allowance                                      (1,120,000)   (1,120,000)
                                                               ------------  ------------
                                                               $         -   $         -
                                                               ============  ============

          The NOL's accumulated through July 31, 1996, aggregating $5,260,000, remained with TGC upon completion of the spin-off of New Chase as discussed in note 1 and are not available to offset future taxable income of Chase. At December 31, 1998, Chase had approximately $3,300,000 of net operating loss carry forwards available which expires in years beginning in 2011.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

NONE

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Board of Directors of the Company consists of three persons who will serve until the next annual meeting of shareholders of the Company. The following table sets forth certain information concerning the individuals serving as Directors of the Company:

Name and Age          Date Since       Business Experience and Other Directorships
                      Which
                      Continuously a
                      Director of the
                      Company

Allen T. McInnes, 60  1993             Chairman of the Board of TGC Industries,Inc. since 1993 and Chief
                                       Executive Officer from August, 1993 to March 31, 1996;Executive
                                       Vice President and Director of Tenneco, Inc. 1960-1992; Director
                                       of Tetra Technologies, President and CEO since April 1, 1996;
                                       Director of NationsBank Texas 1990-1993.

Lewis W. Lovell, 61  1996              President and Chief Operating Officer of Chase Packaging
                                       Corporation from October, 1995 to 1997; Divisional President of
                                       Williams Holdings, Inc. From 1988 to 1993; Senior Vice-President
                                       of Packaging Corporation of America from 1984 to 1988; Vice
                                       President and General Manager of Tenneco West from 1976 to
                                       1984.

Doug Kirkpatrick, 45  1996             Vice President, Chief Financial Officer, and Assistant Secretary of
                                       Chase Packaging Corporation from 1993 to 1997; Controller of
                                       Tidelands Geophysical Company from 1982 to 1993; Vice
                                       President of Finance and Treasurer of TGC Industries, Inc. from
                                       1986 to 1996.

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

Name                Age     Position

Allen T. McInnes     60     Chief Operating Officer, President, Secretary,
                            Treasurer

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

To the best of the Company's knowledge all directors, executive officers, and beneficial owners have complied with the requirements of Section 16(a) of the Exchange Act.


ITEM 10.     EXECUTIVE COMPENSATION.

The table below sets forth on an accrual basis all cash and cash equivalent remuneration paid by the Company during the year ended December 31, 1996 to the Chief Executive Officer and any other executives whose salary and bonus exceeded $100,000, if any. No compensation was paid to any such officer during 1997 and 1998

                                Summary Compensation Table

                                   Annual Compensation

Name and                                Year  Salary          Other Anuual Compensation
Principal Position

Lewis W. Lovell (1)                     1996  $80,973.99 (1)  $ 4,297,49 (2)
President and Chief Executive Officer

                                Long-Term Compensation

Name             Year  Restricted Stock Awards  Options  All Other SAR's Compensation
Lewis W. Lovell  1996  -0-                      -0-      -0-

(1) Mr. Lovell became Chief Executive Officer of the Company in July, 1996. Prior to July, 1996, Mr. Lovell was President and Chief Operating Officer of the Company from October, 1995.

(2)  Represents  personal  use  of  company  vehicle.


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

The duration of each Option will be for such period as the Committee determines at the time of award, but not for more than ten years from the date of award in the case of an ISO, and in either case may be exercised in whole or in part at any time or only after a period of time or in installments, as determined by the Committee at the time of award, except that after the date of award, the Committee may accelerate the time or times at which an Option may be exercised. In the event of any change in the number of outstanding shares of Common Stock effected without receipt of consideration therefore by the Company by reason of a stock dividend, or split, combination, exchange of shares or other recapitalization, merger, or otherwise, in which the Company is the surviving Corporation, the aggregate number and class of reserved shares, the number and class of shares subject to each outstanding Option, and the exercise price of each outstanding Option will be automatically adjusted to reflect the effect thereon of such change. Unless a holder's option agreement, provides otherwise, a dissolution or liquidation of the Company, certain sales of all or substantially all of the assets of the Company, or certain mergers or consolidations in which the Company is not the surviving corporation will cause such holder's Options then outstanding to terminate, but such holder may, immediately prior to such transaction, exercise such Options without regard to the period and installments of exercise ability applicable pursuant to such holder's option agreement.

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


401(K)  PLAN

On August 1, 1996 the Company implemented a 401(k) salary deferral plan (the "Plan") which covers all non-union employees who have reached the age of 20- 1/2 years and have been employed by the Company for at least one year. Years of service with TGC Industries (the former parent) are recognized for the purpose of this plan. The covered employees may elect to have an amount deducted from their wages for investment in a retirement plan. The Company has the option, at its discretion, to make contributions to the Plan. Effective with implementation of the Plan, the Company makes a matching contribution to the Plan equal to the sum of seventy-five percent (75%) of each Participant's salary reduction contributions to the Plan for such Plan year which are not in excess of three percent (3%) of the Participant's compensation for such Plan year, and fifty percent (50%) of each Participant's salary reduction contributions to the Plan for such Plan year which are in excess of three percent (3%) of the Participant's compensation but not in excess of eight percent (8%) of the Participant's compensation for such Plan year.


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

Name and address                      Title of Class  Amount and Nature of   Approximate Percentage
                                                        Beneficial Owner          of Class (1)
Lewis W. Lovell                       Common          90,482 (2)             1.29%

Doug Kirkpatrick                      Common          31,148 (2)             *

Allen T. McInnes                      Common          816,143 (2)            11.17%

Herbert J. Gardner                    Common          400,645 (2)(3)         5.57%

William J. Barrett                    Common          536,455 (2)(4)         7.42%

Gerlach & Co. (5)                     Common          466,666                6.66%
111 Wall Street, 8th Fl.
New York, NY  10005


Special Situations(6)                 Common          499,999                7.14%
Fund III L.P.
153 E. 53rd Street, 51st Fl.
New York, NY 10022

All directors & officers as a group   Common          937,773 (2)            24.12%
(3 persons)

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

      NAMES                                              STOCK OPTIONS  WARRANTS
      -----                                              -------------  --------
      Lewis W. Lovell                                           52,083        0
      Doug Kirkpatrick                                          12,500        0
      Allen T. McInnes                                               0   84,337
      Herbert M. Gardner                                             0   55,925
      William J. Barrett                                             0   55,925*
      All Directors and Officers as a group (3 persons)         64,583   84,337

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

                                     PART IV

ITEM 13.  EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS
          ON  FORM  8-K

     (a)  1.   FINANCIAL  STATEMENTS

               Financial Statements of the Registrant (Included in Part II, Item
               7)

          2.   EXHIBITS

               None

     (b)  REPORTS  ON  FORM  8-K
               None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHASE PACKAGING CORPORATION


Date:  May 6, 2002                            By:
                                                 -------------------------------
                                              Ann W. Green
                                              Assistant Secretary
                                              Principal Financial and Accounting
                                              Officer