Form 10QSB
period 1999-03-31
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    NO   X
          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                          Outstanding  at  March 31,  1999
--------------------------------------     ------------------------------------
Common Stock, par value $.10 per share               7,002,964 shares


                                    - INDEX -

                                                                                 PAGE(S)
                                                                                 -------
PART I.     Financial Information:

ITEM 1.     Financial Statements

            Condensed Balance Sheets - March 31, 1999 (Unaudited)
            and December 31, 1998                                                     3.

            Condensed Statements of Operations (Unaudited) - Cumulative Period
            During the Development Stage (January 1, 1999 to March 31, 1999)
            and the Three Months Ended March 31, 1999 and 1998                        4.

            Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
            During the Development Stage (January 1, 1999 to March 31, 1999)
            and the Three Months Ended March 31, 1999 and 1998                        5.

            Notes to Interim Condensed Financial Statements (Unaudited)               6.


ITEM 2.     Management's Discussion and Analysis or Plan of Operation                 7.


PART II.    Other Information                                                         8.


SIGNATURES                                                                            9.


EXHIBITS:   Exhibit 27 - Financial Data Schedule



                                                                         Page 2.

PART  I.     FINANCIAL  INFORMATION:

ITEM  I.     FINANCIAL  STATEMENTS:

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   - ASSETS -

                                                       MARCH        December
                                                      31, 1999      31, 1998
                                                    ------------  ------------
                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                      $    10,205   $    11,661
                                                    ------------  ------------

TOTAL ASSETS                                        $    10,205   $    11,661
                                                    ============  ============






                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
      Accrued expenses                              $    23,254   $    23,279
                                                    ------------  ------------

TOTAL CURRENT LIABILITIES                                23,254        23,279
                                                    ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock $1.00 par value; 4,000,000
 shares authorized, none issued                               -             -
Common stock, $.10 par value 25,000,000 authorized
 7,002,964 issued in 1999 and 1998                      700,296       700,296
Additional paid-in capital                            2,914,207     2,914,207
Accumulated deficit                                  (3,626,121)   (3,626,121)
Deficit accumulated during the development stage         (1,431)            -
                                                    ------------  ------------
                                                        (13,049)      (11,618)
                                                    ------------  ------------

                                                    $    10,205   $    11,661
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


                                                                         Page 3.

                                 CHASE PACKAGING CORPORATION
                                 ---------------------------
                                (A DEVELOPMENT STAGE COMPANY)
                                -----------------------------
                                   STATEMENTS OF OPERATIONS
                                   ------------------------
                                         (UNAUDITED)

                                             Cumulative During the     Three Months Ended
                                               Development Stage            March 31,
                                              (January 1, 1999 to   -------------------------
                                                  March 31, 1999)       1999         1998
                                            ----------------------  ------------  -----------
NET SALES                                            $          -   $         -   $        -
                                                     -------------  ------------  -----------

COSTS AND EXPENSES:
  Selling, general and administrative expense               3,479         3,479       15,282
  Interest income                                          (2,048)   ____(2,048)           -
                                                     -------------  ------------  -----------
TOTAL COSTS AND EXPENSES                                    1,431         1,431       15,282
                                                     -------------  ------------  -----------

(LOSS) BEFORE INCOME TAXES                                 (1,431)       (1,431)     (15,282)
  Income tax expense                                            -             -            -
                                                     -------------  ------------  -----------

NET (LOSS)                                           $     (1,431)  $    (1,431)  $  (15,282)
                                                     =============  ============  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                           7,002,964     7,002,964    7,002,964
                                                     =============  ============  ===========

(LOSS) PER COMMON SHARE                              $          -   $         -   $        -
                                                     =============  ============  ===========

                       See notes to financial statements.


                                                                         Page 4.

                                   CHASE PACKAGING CORPORATION
                                   ---------------------------
                                  (A DEVELOPMENT STAGE COMPANY)
                                  -----------------------------
                                     STATEMENTS OF CASH FLOWS
                                     ------------------------
                                           (UNAUDITED)

                                                       Cumulative During the  Three Months Ended
                                                         Development Stage         March 31,
                                                        (January 1, 1999 to   -------------------
                                                            March 31, 1999)     1999      1998
                                                       ---------------------  --------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(1,431)  $(1,431)  $(15,282)
  Change in assets and liabilities:
    Accounts receivable                                                   -         -     53,567
    Accounts payable and accrued expenses                               (25)      (25)      (647)
                                                                    --------  --------  ---------
      NET CASH (UTILIZED) PROVIDED BY OPERATING ACTIVITIES           (1,456)   (1,456)    37,638


CASH FLOWS FROM INVESTING ACTIVITIES                                      -         -          -


CASH FLOWS FROM FINANCING ACTIVITIES                                      -         -          -
                                                                    --------  --------  ---------

NET (DECREASE) INCREASE IN CASH                                      (1,456)   (1,456)    37,638

CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                             11,661     1,661    126,408
                                                                    --------  --------  ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $10,205   $10,205   $164,046
                                                                    ========  ========  =========


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                       $      -   $     -   $      -

                       See notes to financial statements.


                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 1999
                                 --------------
                                   (UNAUDITED)


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

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of March 31, 1999 and the results of its operations and cash flows for the three month periods ended March 31, 1999 and 1998.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

NOTE 2  - LOSS  PER  COMMON  SHARE:

          Loss per common share before and after extraordinary gain for the three month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended March 31, 1999 and 1998.


                                                                         Page 6.

ITEM  2.  MANAGEMENT'S  PLAN  OF  OPERATIONS:


          Chase Packaging Corporation (the Company) has experienced cash losses for the past years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. During 1997, the Board of Directors determined that an orderly liquidation was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.

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

          Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

          As a result of the liquidation completed in 1997, the Company's cash balance as of March 31, 1999 was $10,205.


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


                                                                         Page 8.

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


                                                                         Page 9.