Form 10QSB
period 1999-06-30
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

( )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                             ---------    ---------

     Commission  File  Number:  0-21609
                                -------


                          CHASE PACKAGING CORPORATION
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                    93-1216127
-----------------------------------          ------------------------------
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


             Class                            Outstanding  at  June  30,  1999
--------------------------------------     -------------------------------------
Common Stock, par value $.10 per share                7,002,964 shares

                                    - INDEX -

                                                                                 PAGE(S)
                                                                                 -------
PART I.     Financial Information:

ITEM 1.     Financial Statements

            Condensed Balance Sheets - June 30, 1999 (Unaudited)
            and December 31, 1998                                                     3.

            Condensed Statements of Operations (Unaudited) - Cumulative Period
            During the Development Stage (January 1, 1999 to June 30, 1999)
            and the Three and Six Months Ended June 30, 1999 and 1998                 4.

            Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
            During the Development Stage (January 1, 1999 to June 30, 1999)
            and the Six Months Ended June 30, 1999 and 1998                           5.

            Notes to Interim Condensed Financial Statements (Unaudited)               6.


ITEM 2.     Management's Discussion and Analysis or Plan of Operation                 7.


PART II.    Other Information                                                         8.


SIGNATURES                                                                            9.


EXHIBITS:   Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART I.  FINANCIAL  INFORMATION:

ITEM I.  FINANCIAL  STATEMENTS:


                          CHASE PACKAGING CORPORATION
                          ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   - ASSETS -

                                                        JUNE        December
                                                      30, 1999      31, 1998
                                                    ------------  ------------
                                                    (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                         $    11,704   $    11,661
                                                    ------------  ------------

TOTAL ASSETS                                        $    11,704   $    11,661
                                                    ============  ============





                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
  Accrued expenses                                  $    24,254   $    23,279
                                                    ------------  ------------

TOTAL CURRENT LIABILITIES                                24,254        23,279
                                                    ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock $1.00 par value; 4,000,000
    shares authorized, none issued                            -             -
  Common stock, $.10 par value 25,000,000 authorized
    7,002,964 issued in 1999 and 1998                   700,296       700,296
  Additional paid-in capital                          2,914,207     2,914,207
  Accumulated deficit                                (3,626,121)   (3,626,121)
  Deficit accumulated during the development stage         (932)            -
                                                    ------------  ------------
                                                        (12,550)      (11,618)
                                                    ------------  ------------

                                                    $    11,704   $    11,661
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


                                          CUMULATIVE
                                          DURING THE
                                          DEVELOPMENT          THREE MONTHS ENDED          Six Months Ended
                                             STAGE                 JUNE 30,                  June 30,
                                        (JANUARY 1, 1999   ------------------------  ------------------------
                                        TO JUNE 30,1999)      1999         1998         1999         1998
                                        -----------------  -----------  -----------  -----------  -----------
NET SALES                                     $        -   $        -   $        -   $        -   $        -
                                              -----------  -----------  -----------  -----------  -----------

COSTS AND EXPENSES:
  Selling, general and administrative              4,570        1,091        3,562        4,570       18,844
  expense
  Interest and other income                       (3,638)      (1,590)           -       (3,638)           -
                                              -----------  -----------  -----------  -----------  -----------
TOTAL COSTS AND EXPENSES                             932         (499)       3,562          932       18,844
                                              -----------  -----------  -----------  -----------  -----------

INCOME (LOSS) BEFORE INCOME
  TAXES                                             (932)         499       (3,562)        (932)     (18,844)

  Income tax expense                                   -            -            -            -            -
                                              -----------  -----------  -----------  -----------  -----------

NET INCOME (LOSS)                             $     (932)  $      499   $   (3,562)  $     (932)  $  (18,844)
                                              ===========  ===========  ===========  ===========  ===========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           7,002,964    7,002,964    7,002,964    7,002,964    7,002,964
                                              ===========  ===========  ===========  ===========  ===========

INCOME (LOSS) PER COMMON
  SHARE                                       $        -   $        -   $        -   $        -   $        -
                                              ===========  ===========  ===========  ===========  ===========


                       See notes to financial statements.


                                                                         Page 4.

                               CHASE PACKAGING CORPORATION
                               ---------------------------
                              (A DEVELOPMENT STAGE COMPANY)
                              -----------------------------
                                STATEMENTS OF CASH FLOWS
                                ------------------------
                                       (UNAUDITED)

                                                 CUMULATIVE  DURING   Six  Months  Ended
                                                   THE DEVELOPMENT         June 30,
                                                       STAGE         --------------------
                                                  (JANUARY 1, 1999
                                                   TO JUNE 30,1999     1999      1998
                                                  -----------------  --------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $   (932)  $  (932)  $(18,844)
  Change in assets and liabilities:
    Accounts receivable                                          -         -     57,012
    Accounts payable and accrued expenses                      975       975       (647)
                                                           --------  --------  ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                 43        43     37,521

CASH FLOWS FROM INVESTING ACTIVITIES                             -         -          -

CASH FLOWS FROM FINANCING ACTIVITIES                             -         -          -
                                                           --------  --------  ---------

NET INCREASE (DECREASE) IN CASH                                 43        43     37,521
CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                    11,661    11,661    126,408
                                                           --------  --------  ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD               $ 11,704   $11,704   $163,929
                                                           ========  ========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                              $      -   $     -   $      -

                       See notes to financial statements.


                                                                         Page 5.

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 1999
                                  -------------
                                  (UNAUDITED)


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

          The Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development state stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the six month periods ended June 30, 1999 and 1998.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

          The results of operations for the six-month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2  - LOSS  PER  COMMON  SHARE:

          Loss per common share for the three and six month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended June 30, 1999 and 1998.


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

          Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

          As a result of the liquidation completed in 1997, the Company's cash balance as of June 30, 1999 was $11,704.


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