Form 10QSB
period 1999-09-30
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30,1999

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


              Class                        Outstanding  at  September 30,  1999
--------------------------------------     ------------------------------------
Common Stock, par value $.10 per share               7,002,964 shares

                                    - INDEX -

                                                                                  PAGE(S)
                                                                                  -------
PART I.     Financial Information:

ITEM 1.     Financial Statements

            Condensed Balance Sheets - September 30, 1999 (Unaudited)
            and December 31, 1998                                                      3.

            Condensed Statements of Operations (Unaudited) - Cumulative Period
            During the Development Stage (January 1, 1999 to September 30, 1999)
            and the Three and Nine Months Ended September 30, 1999 and 1998            4.

            Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
            During the Development Stage (January 1, 1999 to September 30, 1999)
            and the Nine Months Ended September 30, 1999 and 1998                      5.

            Notes to Interim Condensed Financial Statements (Unaudited)                6.


ITEM 2.     Management's Discussion and Analysis or Plan of Operation                  7.


PART II.    Other Information                                                          8.


SIGNATURES                                                                             9.

EXHIBITS:   Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART I.  FINANCIAL  INFORMATION:

ITEM I.  FINANCIAL  STATEMENTS:

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   - ASSETS -

                                                       SEPTEMBER      December
                                                        30, 1999      31, 1998
                                                      ------------  ------------
                                                      (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                           $    13,402   $    11,661
                                                      ------------  ------------

TOTAL ASSETS                                          $    13,402   $    11,661
                                                      ============  ============




                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
  Accrued expenses                                    $    30,687   $    23,279
                                                      ------------  ------------

TOTAL CURRENT LIABILITIES                                  30,687        23,279
                                                      ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock $1.00 par value; 4,000,000
    shares authorized, none issued                              -             -
  Common stock, $.10 par value 25,000,000 authorized
    7,002,964 issued in 1999 and 1998                     700,296       700,296
  Additional paid-in capital                            2,914,207     2,914,207
  Accumulated deficit                                  (3,626,121)   (3,626,121)
  Deficit accumulated during the development stage         (5,667)            -
                                                      ------------  ------------
                                                          (17,285)      (11,618)
                                                      ------------  ------------

                                                      $    13,402   $    11,661
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


                                                 CUMULATIVE
                                                 DURING THE
                                              DEVELOPMENT STAGE      THREE MONTHS ENDED        Nine Months Ended
                                              (JANUARY 1, 1999          SEPTEMBER 30,            September 30,
                                                     TO            ------------------------  ------------------------
                                              SEPTEMBER 30,1999)      1999         1998         1999         1998
                                              -------------------  -----------  -----------  -----------  -----------
NET SALES                                            $         -   $        -   $        -   $        -   $        -
                                                      -----------  -----------  -----------  -----------  -----------

COSTS AND EXPENSES:
  Selling, general and administrative
  expense                                                  9,347        4,777        9,805        9,347       28,649
  Interest and other income                               (3,680)         (42)           -       (3,680)           -
                                                      -----------  -----------  -----------  -----------  -----------
TOTAL COSTS AND EXPENSES                                   5,667        4,735        9,805        5,667       28,649
                                                      -----------  -----------  -----------  -----------

(LOSS) BEFORE INCOME TAXES                                (5,667)      (4,735)      (9,805)      (5,667)     (28,649)
                                                                                                          -----------
   Income tax expense                                          -            -            -            -            -
                                                      -----------  -----------  -----------  -----------  -----------

NET (LOSS)                                           $    (5,667)  $   (4,735)  $   (9,805)  $   (5,667)  $  (28,649)
                                                      ===========  ===========  ===========  ===========  ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                    7,002,964    7,002,964    7,002,964    7,002,964    7,002,964
                                                      ===========  ===========  ===========  ===========  ===========

(LOSS) PER SHARE                                     $         -   $        -   $        -   $        -   $        -
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

                                                  CUMULATIVE DURING
                                                   THE DEVELOPMENT      Nine Months Ended
                                                        STAGE             September 30,
                                                 (JANUARY 1, 1999 TO   -------------------
                                                  SEPTEMBER 30,1999)     1999      1998
                                                  -------------------  --------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(5,667)  $(5,667)  $(28,649)
  Change in assets and liabilities:
    Accounts receivable                                            -         -     57,012
    Accounts payable and accrued expenses                      7,408     7,408       (647)
                                                             --------  --------  ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                1,741     1,741     27,716


CASH FLOWS FROM INVESTING ACTIVITIES                               -         -          -
CASH FLOWS FROM FINANCING ACTIVITIES                               -         -          -
                                                             --------  --------  ---------

NET INCREASE IN CASH                                           1,741     1,741     27,716

CASH AND CASH EQUIVALENTS, AT BEGINNING OF
PERIOD                                                        11,661    11,661    126,408
                                                             --------  --------  ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                  $13,402   $13,402   $154,124
                                                             ========  ========  =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                 $     -   $     -   $      -


                       See notes to financial statements.


                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 1999
                               ------------------
                                   (UNAUDITED)


NOTE 1  - BASIS  OF  PRESENTATION:

          On June 25, 1997, Chase Packaging Corporation ("Chase" or "the Company") announced to employees and creditors that Chase would begin an orderly liquidation of all Chase's assets beginning at the close of business on June 30, 1997, at which time the Company ceased its operating activities. On July 25, 1997, the Company notified its creditors by mail that the Company would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. The Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion The Company ceased all operating activity as of June 30, 1997 and liquidation of all of its assets was completed by the trustee as of December 31, 1997.

          The Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1998 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

          The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2  -  LOSS  PER  COMMON  SHARE:

          Loss per common share before and after extraordinary gain for the three and nine month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended September 30, 1999 and 1998.


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

          Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

          As a result of the liquidation completed in 1997, the Company's cash balance as of September 30, 1999 was $13,402.


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