Form 10KSB
period 1999-12-31
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File Number 0-21609

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers  revenues  for  the  most  recent  fiscal  year  -  $ N/A
                                                            ------
The  aggregate  market  value  of  voting  stock  held  by non-affiliates of the registrant  as  of  December  31,  1999  was
$  N/A
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

Effective July 21, 1997, the Company sold its operations at Idaho Falls, Idaho, to Lockwood Packing Corporation ("Lockwood"), as a going concern. The assets sold included substantially all of the Company's equipment, furniture, fixtures, and other assets located in the Idaho Falls, Idaho facility for a total of $75,000. In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000. The proceeds from these sales were used to pay down the Company's loan balance with its bank.

On July 25, 1997, the Company notified its creditors by mail that the Company would begin an orderly liquidation of all of its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner which is intended to maximize the asset values. The Company retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.


The Board of Directors is currently devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

None.


ITEM  3.  LEGAL  PROCEEDINGS.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 1999 was not known. As a result of the events detailed above, trading in the Company's equity securities is extremely limited.


ITEM  6.  MANAGEMENT'S  PLAN  OF  OPERATIONS:


The Company has experienced cash losses for the past years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. During 1997, the Board of Directors determined that an orderly liquidation was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation. Accordingly, the Company ceased all operations with the close of business on June 30, 1997

As part of the liquidation process, effective July 21, 1997, the Company sold most of its assets in Idaho Falls, Idaho (excluding real estate) to Lockwood Packaging Corporation for $330,000. The Company also sold the Idaho Falls real estate (land and building). During July and August of 1997 Chase sold most of its inventory in Portland to other packaging companies. The Company also sold its band label extruder for $125,000 with remaining inventory and machinery and equipment sold at an August 14 auction for gross proceeds of approximately $340,000. As of December 31, 1997, the Company had completed the liquidation of all of its assets.

Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

As a result of the liquidation completed in 1997, the Company's cash balance as of December 31, 1999 was $10,205.

ITEM  7.  FINANCIAL  STATEMENTS.

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                 ----------------------------------------------


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

Independent  Auditors'  Report                                              F-2

Financial  Statements:

  Balance  sheets                                                           F-3

  Statements  of  Operations                                                F-4

  Statements  of  Shareholders'  Equity                                     F-5

  Statements  of  Cash  Flows                                               F-6

Notes  to  Financial  Statements.                                           F-7

                          INDEPENDENT AUDITORS' REPORT



To  The  Shareholders
Chase Packaging Corporation



We have audited the balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 1999 and 1998 and the related statement of operations for the periods then ended. In addition, we have audited the statements of shareholders' equity (deficit) and cash flows for the period from January 1, 1998 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                       ----------------------------
                                       LAZAR  LEVINE  &  FELIX  LLP


New  York,  New  York
July  19,  2000


                                     CHASE PACKAGING CORPORATION
                                     ---------------------------
                                    (A DEVELOPMENT STAGE COMPANY)
                                    -----------------------------
                                           BALANCE SHEETS
                                           --------------
                                  AS OF DECEMBER 31, 1999 AND 1998
                                  --------------------------------

                                              - ASSETS -

                                                                            1999           1998
                                                                        -------------  ------------

CURRENT ASSETS:
Cash and cash equivalents                                               $     13,559   $    11,661
                                                                        -------------  ------------

TOTAL ASSETS                                                            $     13,559   $    11,661
                                                                        =============  ============


                              - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -


CURRENT LIABILITIES:
  Accrued expenses                                                      $     30,687   $    23,279
                                                                        -------------  ------------

TOTAL CURRENT LIABILITIES                                                     30,687        23,279
                                                                        -------------  ------------


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' (DEFICIT):
  Preferred stock $1.00 par value; 4,000,000 shares authorized                     -             -
  Common stock $.10 par value, 25,000,000 shares authorized, 7,002,964
    shares issued and outstanding                                            700,296       700,296
  Additional paid-in capital                                               2,914,207     2,914,207
  Accumulated deficit                                                     (3,626,121)   (3,626,121)
  Deficit accumulated during the development stage                            (5,510)            -
                                                                        -------------  ------------
                                                                             (17,128)      (11,618)
                                                                        -------------  ------------

                                                                        $     13,559   $    11,661
                                                                        =============  ============

                       See notes to financial statements.


                              CHASE PACKAGING CORPORATION
                              ---------------------------
                             (A DEVELOPMENT STAGE COMPANY)
                             -----------------------------
                                STATEMENTS OF OPERATIONS
                                ------------------------

                                                   CUMULATIVE
                                                   DURING THE
                                               DEVELOPMENT STAGE    FOR THE YEAR ENDED
                                              (JANUARY 1, 1999 TO       DECEMBER 31,
                                                DECEMBER 31, 1999     1999      1998
                                               -------------------  --------  ---------
NET SALES                                                $      -   $     -   $      -

COSTS AND EXPENSES:
  Selling, general and administrative expense               5,510     5,510     37,722
                                                         ---------  --------  ---------

LOSS BEFORE INCOME TAXES                                   (5,510)   (5,510)   (37,722)

    Provision for income taxes                                  -         -          -
                                                         ---------  --------  ---------

NET LOSS                                                $  (5,510)  $(5,510)  $(37,722)
                                                         =========  ========  =========



(LOSS) PER SHARE                                        $       -   $     -   $   (.01)
                                                         =========  ========  =========

                       See notes to financial statements.


                                       CHASE PACKAGING CORPORATION
                                       ---------------------------
                                      (A DEVELOPMENT STAGE COMPANY)
                                      -----------------------------
                                    STATEMENT OF STOCKHOLDERS' DEFICIT
                                    ----------------------------------


                                          COMMON STOCK
                                       -------------------
                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                            ADDITIONAL                DURING THE
                                                             PAID-IN     ACCUMULATED  DEVELOPMENT
                                        SHARES     AMOUNT    CAPITAL      DEFICIT        STAGE      TOTAL
                                       ---------  --------  ----------  ------------  --------    ---------

Balance at December 31, 1997           7,002,964  $700,296  $2,914,207  $(3,588,399)  $     -       26,104

Net loss for year ended December 31,
1998                                           -         -           -      (37,722)        -      (37,722)
                                       ---------  --------  ----------  ------------  --------    ---------
Balance at December 31, 1998           7,002,964  $700,296  $2,914,207  $(3,626,121)        -     $(11,618)

NET LOSS FOR THE DEVELOPMENT STAGE
PERIOD (JANUARY 1, 1999 TO
DECEMBER 31, 1999)                             -         -           -            -    (5,510)      (5,510)
                                       ---------  --------  ----------  ------------  --------    ---------

BALANCE AT DECEMBER 31, 1999           7,002,964  $700,296  $2,914,207  $(3,626,121)  $(5,510)    $(17,128)
                                       =========  ========  ==========  ============  ========    =========

                       See notes to financial statements.

                                   CHASE PACKAGING CORPORATION
                                   ---------------------------
                                  (A DEVELOPMENT STAGE COMPANY)
                                  -----------------------------
                                    STATEMENTS OF CASH FLOWS
                                    ------------------------


                                                          CUMULATIVE
                                                          DURING THE
                                                       DEVELOPMENT STAGE     FOR THE YEAR ENDED
                                                      (JANUARY 1, 1999 TO       DECEMBER 31,
                                                                            --------------------
                                                       DECEMBER 31, 1999)     1999       1998
                                                       -------------------  --------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (5,510)  $(5,510)  $ (37,722)
  CHANGE IN ASSETS AND LIABILITIES:
    Accounts receivable                                                 -         -      57,012
    Accounts payable                                                7,408     7,408    (134,037)
                                                                 ---------  --------  ----------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               1,898     1,898    (114,747)

CASH FLOWS FROM INVESTING ACTIVITIES                                    -         -           -

CASH FLOWS FROM FINANCING ACTIVITIES                                    -         -           -
                                                                 ---------  --------  ----------

NET (DECREASE) INCREASE IN CASH EQUIVALENTS                         1,898     1,898    (114,747)
  Cash and cash equivalents, at beginning of year                  11,661    11,661     126,408
                                                                 ---------  --------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $ 13,559   $13,559   $  11,661
                                                                 =========  ========  ==========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1999 AND 1998
                           --------------------------

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

          On June 25, 1997, the Company announced to employees and creditors that it would begin an orderly liquidation of all its assets beginning at the close of business on June 30, 1997. On July 25, 1997, the Company notified its creditors by mail that it would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. Liquidation of the Company's assets was completed as of December 31, 1997.

          The Board of Directors began devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.


NOTE 2  - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

          The Company's accounting policies are in accordance with generally accepted accounting policies. Outlined below are those policies which are considered particularly significant.


     (a)  USE  OF  ESTIMATES:

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


     (b)  LOSS  PER  COMMON  SHARE:

          Loss per common share before and after extraordinary gain were calculated by dividing the net loss by the number of shares outstanding.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1998 AND 1997
                           --------------------------


NOTE 3  - INCOME  TAXES:

                                                                             1999          1998
                                                                         ------------  ------------
          Deferred tax assets and liabilities consist of the following:

          DEFERRED TAX ASSETS:
            Net operating loss carry forwards                            $ 1,120,000   $ 1,120,000

            Less valuation allowance                                      (1,120,000)   (1,120,000)
                                                                         ------------  ------------
                                                                         $         -   $         -
                                                                         ============  ============

          At December 31, 1999, Chase had approximately $3,300,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2011. The benefits of these NOL's may be substantially reduced in the future if the Company is successful in establishing a new business.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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


Name and Age          Date Since       Business Experience and Other Directorships
                      Which
                      Continuously a
                      Director of the
                      Company

Allen T. McInnes, 61   1993            Chairman of the Board of TGC Industries,Inc. since 1993 and Chief
                                       Executive Officer from August, 1993 to March 31, 1996;Executive
                                       Vice President and Director of Tenneco, Inc. 1960-1992; Director
                                       of TETRA Technologies, President and CEO since April 1, 1996.

Lewis W. Lovell, 62    1996            President and Chief Operating Officer of Chase Packaging
                                       Corporation from October 1995 to 1997; Divisional President of
                                       Williams Holdings, Inc. From 1988 to 1993; Senior Vice-President
                                       of Packaging Corporation of America from 1984 to 1988; Vice
                                       President and General Manager of Tenneco West from 1976 to 1984.

Doug Kirkpatrick, 46   1996            Vice President, Chief Financial Officer, and Assistant Secretary of
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

Name              Age   Position

Allen T. McInnes   61   President, Chief Operating Officer, Secretary, Treasurer

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

To the best of the Company's knowledge all directors, executive officers, and beneficial owners have complied with the requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE  COMPENSATION.

No compensation has been paid by the Company to any officer during the past 3 years.

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
     (3 persons)

*  Represents  less  than  1%  of  Class

(1) The percentage calculations have been made in accordance with Rule 13d- 3(d)
(1) promulgated under the Securities Exchange Act of 1934. In making these calculations, shares beneficially owned by a person as a result of ownership of certain options and warrants of TGC, which upon exercise will entitle the holder to distribution of Chase Common Stock escrowed in the event of such exercise, were deemed to be currently outstanding with respect to the holders of such options and warrants at TGC.

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

                           CHASE PACKAGING CORPORATION


Date:  May  6,  2002          By:  --------------------------------------
                                   Ann W. Green
                                   Assistant Secretary
                                   Principal Financial and Accounting Officer