Form 10QSB
period 2000-03-31
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES    NO   X
          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                        Outstanding  at  March  31,  2000
--------------------------------------     ---------------------------------
Common Stock, par value $.10 per share             7,002,964 shares

                                    - INDEX -


                                                                                  PAGE(S)
                                                                                 ---------
PART I.      Financial Information:

ITEM 1.      Financial Statements

             Condensed Balance Sheets - March 31, 2000 (Unaudited)
             and December 31, 1999                                                   3.

             Condensed Statements of Operations (Unaudited) - Cumulative Period
             During the Development Stage (January 1, 1999 to March 31, 2000)
             and the Three Months Ended March 31, 2000 and 1999                      4.

             Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
             During the Development Stage (January 1, 1999 to March 31, 2000)
             and the Three Months Ended March 31, 2000 and 1999                      5.

             Notes to Interim Condensed Financial Statements (Unaudited)             6.


ITEM 2.      Management's Discussion and Analysis or Plan of Operation               7.


PART II.     Other Information                                                       8.


SIGNATURES                                                                           9.


EXHIBITS:    Exhibit 27 - Financial Data Schedule



                                                                         Page 2.

PART I.  FINANCIAL  INFORMATION:

ITEM I.  FINANCIAL  STATEMENTS:

                            CHASE PACKAGING CORPORATION
                            ---------------------------
                           (A DEVELOPMENT STAGE COMPANY)
                           -----------------------------
                             CONDENSED BALANCE SHEETS
                             ------------------------

                                   - ASSETS -

                                                           MARCH        December
                                                          31, 2000      31, 1999
                                                        ------------  ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                           $    13,454   $    13,559
                                                        ------------  ------------

TOTAL ASSETS                                            $    13,454   $    13,559
                                                        ============  ============





                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
    Accrued expenses                                    $    30,687   $    30,687
                                                        ------------  ------------

TOTAL CURRENT LIABILITIES                                    30,687        30,687
                                                        ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Preferred stock $1.00 par value; 4,000,000
      shares authorized, none issued                              -             -
    Common stock, $.10 par value 25,000,000 authorized
      7,002,964 issued in 2000 and 1999                     700,296       700,296
    Additional paid-in capital                            2,914,207     2,914,207
    Accumulated deficit                                  (3,626,121)   (3,626,121)
    Deficit accumulated during the development stage         (5,615)       (5,510)
                                                        ------------  ------------
                                                            (17,233)      (17,128)
                                                        ------------  ------------

                                                        $    13,454   $    13,559
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


                                                                         Page 3.

                                    CHASE PACKAGING CORPORATION
                                    ---------------------------
                                   (A DEVELOPMENT STAGE COMPANY)
                                   -----------------------------
                                      STATEMENTS OF OPERATIONS
                                      ------------------------
                                            (UNAUDITED)


                                                   Cumulative During the      Three Months Ended
                                                     Development Stage            March 31,
                                                    (January 1, 1999 to    ------------------------
                                                      March 31, 2000)         2000         1999
                                                  -----------------------  -----------  -----------
NET SALES                                                  $           -   $        -   $        -
                                                           -------------  -----------  -----------

COSTS AND EXPENSES:
  Selling, general and administrative expense                      9,441          251        3,479
  Interest income                                                 (3,826)    ____(146)      (2,048)
                                                           --------------  -----------  -----------
TOTAL COSTS AND EXPENSES                                           5,615          105        1,431
                                                           --------------  -----------  -----------

(LOSS) BEFORE INCOME TAXES                                        (5,615)        (105)      (1,431)
  Income tax expense                                                   -            -            -
                                                           --------------  -----------  -----------

NET (LOSS)                                                $       (5,615)  $     (105)  $   (1,431)
                                                           ==============  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                  7,002,964    7,002,964    7,002,964
                                                           ==============  ===========  ===========

(LOSS) PER COMMON SHARE                                   $            -   $        -   $        -
                                                           ==============  ===========  ===========

                       See notes to financial statements.


                                                                         Page 4.

                                         CHASE PACKAGING CORPORATION
                                         ---------------------------
                                        (A DEVELOPMENT STAGE COMPANY)
                                        -----------------------------
                                           STATEMENTS OF CASH FLOWS
                                           ------------------------
                                                 (UNAUDITED)

                                                             Cumulative During the    Three Months Ended
                                                               Development Stage            March 31,
                                                              (January 1, 1999 to    ------------------------
                                                                March 31, 2000)         2000         1999
                                                            -----------------------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $     (5,615)  $     (105)  $   (1,431)
  Change in assets and liabilities:
    Accounts receivable                                                          -            -            -
    Accounts payable and accrued expenses                                    7,408            -          (25)
                                                                      -------------  -----------  -----------
      NET CASH (UTILIZED) PROVIDED BY OPERATING ACTIVITIES                   1,793         (105)      (1,456)


CASH FLOWS FROM INVESTING ACTIVITIES                                             -            -            -


CASH FLOWS FROM FINANCING ACTIVITIES                                             -            -            -
                                                                      -------------  -----------  -----------

NET (DECREASE) INCREASE IN CASH                                              1,793         (105)      (1,456)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                                    11,661       13,559       11,661
                                                                      -------------  -----------  -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $      13,454   $   13,454   $   10,205
                                                                      =============  ===========  ===========


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                         $           -   $        -   $        -

                       See notes to financial statements.


                                                                         Page 5.

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2000
                                 --------------
                                  (UNAUDITED)


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

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the three month periods ended March 31, 2000 and 1999.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


NOTE 2  - LOSS  PER  COMMON  SHARE:

          Loss per common share before and after extraordinary gain for the three month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended March 31, 2000 and 1999.


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

          Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

          As a result of the liquidation completed in 1997, the Company's cash balance as of March 31, 2000 was $13,454.


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



                                        CHASE  PACKAGING  CORPORATION
                                        -----------------------------




                                        ------------------------------
Date:  May  6,  2002                    Ann  W.  Green
                                        (Assistant  Secretary
                                        and  Principal  Financial  and
                                        Accounting  Officer)


                                                                         Page 9.