Form 10QSB
period 2000-06-30
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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


             Class                            Outstanding  at  June  30,  2000
--------------------------------------     -------------------------------------
Common Stock, par value $.10 per share                7,002,964 shares

                                    - INDEX -

                                                                                   PAGE(S)
                                                                                  ---------
PART I.      Financial Information:

ITEM 1.      Financial Statements

             Condensed Balance Sheets - June 30, 2000 (Unaudited)
             and December 31, 1999                                                   3.

             Condensed Statements of Operations (Unaudited) - Cumulative Period
             During the Development Stage (January 1, 1999 to June 30, 2000)
             and the Three and Six Months Ended June 30, 2000 and 1999               4.

             Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
             During the Development Stage (January 1, 1999 to June 30, 2000)
             and the Six Months Ended June 30, 2000 and 1999                         5.

             Notes to Interim Condensed Financial Statements (Unaudited)             6.


ITEM 2.      Management's Discussion and Analysis or Plan of Operation               7.


PART II.     Other Information                                                       8.


SIGNATURES                                                                           9.


EXHIBITS:    Exhibit 27 - Financial Data Schedule


                                                                         Page 2.

PART  I.     FINANCIAL  INFORMATION:

ITEM  I.     FINANCIAL  STATEMENTS:

                            CHASE PACKAGING CORPORATION
                            ---------------------------
                           (A DEVELOPMENT STAGE COMPANY)
                           -----------------------------
                             CONDENSED BALANCE SHEETS
                             ------------------------

                                   - ASSETS -
                                                            JUNE        December
                                                          30, 2000      31, 1999
                                                        ------------  ------------
                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                             $     8,087   $    13,559
                                                        ------------  ------------

TOTAL ASSETS                                            $     8,087   $    13,559
                                                        ============  ============





                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
  Accrued expenses                                      $    25,187   $    30,687
                                                        ------------  ------------

TOTAL CURRENT LIABILITIES                                    25,187        30,687
                                                        ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock $1.00 par value; 4,000,000
     shares authorized, none issued                               -             -
  Common stock, $.10 par value 25,000,000 authorized
    7,002,964 issued in 2000 and 1999                       700,296       700,296
  Additional paid-in capital                              2,914,207     2,914,207
  Accumulated deficit                                    (3,626,121)   (3,626,121)
  Deficit accumulated during the development stage           (5,482)       (5,510)
                                                        ------------  ------------
                                                            (17,100)      (17,128)
                                                        ------------  ------------

                                                        $     8,087   $    13,559
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


                                            CUMULATIVE
                                            DURING THE
                                           DEVELOPMENT         THREE MONTHS ENDED        Six Months Ended
                                              STAGE                  JUNE 30,                June 30,
                                         (JANUARY 1, 1999   ------------------------  -------------------------
                                         TO JUNE 30,2000)      2000         1999         2000          1999
                                        ------------------  -----------  -----------  -----------  ------------
NET SALES                                      $        -   $        -   $        -   $        -   $         -
                                               -----------  -----------  -----------  -----------  ------------

COSTS AND EXPENSES:
  Selling, general and administrative
  expense                                           9,441            -        1,091          251         4,570
  Interest and other income                        (3,959)        (133)      (1,590)        (279)       (3,638)
                                               -----------  -----------  -----------  -----------  ------------
TOTAL COSTS AND EXPENSES                            5,482         (133)        (499)         (28)          932
                                               -----------  -----------  -----------  -----------  ------------

INCOME (LOSS) BEFORE INCOME
  TAXES                                            (5,482)         133          499           28          (932)

  Income tax expense                                    -            -            -            -             -
                                               -----------  -----------  -----------  -----------  ------------

NET INCOME (LOSS)                              $   (5,482)  $      133   $      499   $       28   $      (932)
                                               ===========  ===========  ===========  ===========  ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                            7,002,964    7,002,964    7,002,964    7,002,964     7,002,964
                                               ===========  ===========  ===========  ===========  ============

INCOME (LOSS) PER COMMON
  SHARE                                        $        -   $        -   $        -   $        -   $         -
                                               ===========  ===========  ===========  ===========  ============

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


                                                   CUMULATIVE DURING
                                                    THE DEVELOPMENT      Six Months Ended
                                                         STAGE                 June 30,
                                                   (JANUARY 1, 1999    ------------------------
                                                   TO JUNE 30, 2000       2000         1999
                                                  -------------------  ----------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $      (5,482)  $      28   $      (932)
  Change in assets and liabilities:

    Accounts payable and accrued expenses                      1,908      (5,500)          975
                                                       --------------  ----------  ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES               (3,574)     (5,472)           43

CASH FLOWS FROM INVESTING ACTIVITIES                               -           -             -

CASH FLOWS FROM FINANCING ACTIVITIES                               -           -             -
                                                       --------------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                               (3,574)     (5,472)           43
CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                      11,661      13,559        11,661
                                                       --------------  ----------  ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD           $        8,087   $   8,087   $    11,704
                                                       ==============  ==========  ============
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                          $            -   $       -   $         -

                       See notes to financial statements.


                                                                         Page 5.

                          CHASE PACKAGING CORPORATION
                          ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2000
                                  -------------
                                  (UNAUDITED)


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

          In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the six month periods ended June 30, 2000 and 1999.

          The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1999 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

NOTE 2  - LOSS  PER  COMMON  SHARE:

          Loss per common share for the three and six month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended June 30, 2000 and 1999.


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

          Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

          As a result of the liquidation completed in 1997, the Company's cash balance as of June 30, 2000 was $8,087.


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