Form 10KSB
period 2000-12-31
CHASE PACKAGING CORP
filed 2002-05-22
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000       Commission File Number 0-21609

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

As of December 31, 2000, the registrant had outstanding 7,002,964 shares of Common Stock ($.10 par value)

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

The Company had experienced losses for the past years, and the Company's secured lender decided not to renew the Company's operating line of credit. The
Company's Board of Directors therefore determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

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

On July 25, 1997, the Company notified its creditors by mail that the Company would begin an orderly liquidation of all of its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner which was intended to maximize the asset values. The Company retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.

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

None.


ITEM  3.  LEGAL  PROCEEDINGS.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 2000 was not known. As a result of the events detailed above, the Company's equity securities trade on an extremely limited basis.


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

Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

As a result of the liquidation completed in 1997, the Company's cash balance as of December 31, 2000 was $7,168.

ITEM 7.  FINANCIAL  STATEMENTS.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                 ----------------------------------------------


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

  Statements  of  Cash  Flows                                               F-6

Notes  to  Financial  Statements.                                           F-7

                          INDEPENDENT AUDITORS' REPORT


To  The  Shareholders
Chase  Packaging  Corporation



We have audited the balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 2000 and 1999 and the related statement of operations for the periods then ended. In addition, we have audited the statements of shareholders' equity (deficit) and cash flows for the period from January 1, 1999 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                                           ----------------------------
                                           LAZAR  LEVINE  &  FELIX  LLP


New York,  New York
March 18, 2002

                                  CHASE PACKAGING CORPORATION
                                  ---------------------------
                                 (A DEVELOPMENT STAGE COMPANY)
                                 -----------------------------
                                        BALANCE SHEETS
                                        --------------
                                AS OF DECEMBER 31, 2000 AND 1999
                                --------------------------------

                                                                          2000          1999
                                                                      ------------  ------------
                                         - ASSETS -
CURRENT ASSETS:
  Cash and cash equivalents                                           $     7,168   $    13,559
                                                                      ------------  ------------

TOTAL ASSETS                                                          $     7,168   $    13,559
                                                                      ============  ============


                          - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
  Accrued expenses                                                    $    25,187   $    30,687
                                                                      ------------  ------------

TOTAL CURRENT LIABILITIES                                                  25,187        30,687
                                                                      ------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
Preferred stock $1.00 par value; 4,000,000 shares authorized                    -             -
Common stock $.10 par value, 25,000,000 shares authorized, 7,002,964      700,296       700,296
  shares issued and outstanding
Additional paid-in capital                                              2,914,207     2,914,207
Accumulated deficit                                                    (3,626,121)   (3,626,121)
Deficit accumulated during the development stage                           (6,401)       (5,510)
                                                                      ------------  ------------
                                                                          (18,019)      (17,128)
                                                                      ------------  ------------

                                                                      $     7,168   $    13,559
                                                                      ============  ============


                        See notes to financial statements

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                       CUMULATIVE
                                       DURING THE        FOR THE YEAR ENDED
                                    DEVELOPMENT STAGE       DECEMBER 31,
                                   (JANUARY 1, 1999 TO   -----------------
                                    DECEMBER 31, 2000     2000      1999
                                    -------------------  -------  --------
NET SALES                                $      -        $    -   $     -

COSTS AND EXPENSES:
  General and administrative expense        7,146         1,636     5,510
  Interest income                            (745)         (745)        -
                                         ---------       -------  --------
                                            6,401           891     5,510

LOSS BEFORE INCOME TAXES                   (6,401)         (891)   (5,510)

  Provision for income taxes                    -             -         -
                                         ---------       -------  --------

NET LOSS                                 $ (6,401)       $ (891)  $(5,510)
                                         =========       =======  ========


LOSS PER SHARE                           $      -        $    -   $     -
                                         =========       =======  ========


                        See notes to financial statements

                                   CHASE PACKAGING CORPORATION
                                   ---------------------------
                                  (A DEVELOPMENT STAGE COMPANY)
                                  -----------------------------
                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                ----------------------------------

                                  COMMON STOCK
                              -------------------
                                                                              DEFICIT
                                                                            ACCUMULATED
                                                   ADDITIONAL                DURING THE
                                                    PAID-IN    ACCUMULATED  DEVELOPMENT
                               SHARES     AMOUNT    CAPITAL      DEFICIT       STAGE     TOTAL
                              ---------  --------  ----------  ------------  --------  ---------
Balance at January 1, 1999    7,002,964  $700,296  $2,914,207  $(3,626,121)  $     -   $(11,618)

Net loss for the year ended
  December 31, 1999                   -         -           -            -    (5,510)    (5,510)
                              ---------  --------  ----------  ------------  --------  ---------

Balance at December 31, 1999  7,002,964   700,296   2,914,207   (3,626,121)   (5,510)   (17,128)

NET LOSS FOR THE YEAR ENDED
  DECEMBER 31, 2000                   -         -           -            -      (891)      (891)
                              ---------  --------  ----------  ------------  --------  ---------

BALANCE AT DECEMBER 31, 2000  7,002,964  $700,296  $2,914,207  $(3,626,121)  $(6,401)  $(18,019)
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

                                  CHASE PACKAGING CORPORATION
                                  ---------------------------
                                 (A DEVELOPMENT STAGE COMPANY)
                                 -----------------------------
                                   STATEMENTS OF CASH FLOWS
                                   ------------------------

                                                          CUMULATIVE
                                                          DURING THE        FOR THE YEAR ENDED
                                                       DEVELOPMENT STAGE       DECEMBER 31,
                                                      (JANUARY 1, 1999 TO   ------------------
                                                       DECEMBER 31, 2000)     2000      1999
                                                       -------------------  --------  --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (6,401)       $  (891)  $(5,510)

  CHANGE IN ASSETS AND LIABILITIES:
    Accounts payable                                           1,908         (5,500)    7,408
                                                            ---------       --------  --------
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (4,493)        (6,391)    1,898

CASH FLOWS FROM INVESTING ACTIVITIES                               -              -         -

CASH FLOWS FROM FINANCING ACTIVITIES                               -              -         -
                                                            ---------       --------  --------

NET (DECREASE) INCREASE IN CASH EQUIVALENTS                   (4,493)        (6,391)    1,898
  Cash and cash equivalents, at beginning of year             11,661         13,559    11,661
                                                            ---------       --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR                      $  7,168        $ 7,168   $13,559
                                                            =========       ========  ========


See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------

NOTE  1 - DESCRIPTION  OF  COMPANY:

          Chase Packaging Corporation ("the Company"), a Texas Corporation, manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies. The company was a wholly-owned subsidiary of TGC Industries, Inc. (TGC) through July 31, 1996.

          The Company had experienced losses for the past years, and the Company's secured lender decided not to renew the Company's operating line of credit. As a result, the Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

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


NOTE  2 - SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

          The Company's accounting policies are in accordance with accounting policies generally accepted in the United States of America. Outlined below are those policies which are considered particularly significant.


     (a)  USE  OF  ESTIMATES:

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     (b)  LOSS  PER  COMMON  SHARE:

          Loss per common share before and after extraordinary gain were calculated by dividing the net loss by the number of shares outstanding.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2000 AND 1999
                           --------------------------


NOTE 3  -  INCOME  TAXES:

                                                                             2000          1999
                                                                         ------------  ------------
          Deferred tax assets and liabilities consist of the following:

          DEFERRED TAX ASSETS:
            Net operating loss carry forwards                            $ 1,120,000   $ 1,120,000

            Less valuation allowance                                      (1,120,000)   (1,120,000)
                                                                         ------------  ------------
                                                                         $         -   $         -
                                                                         ============  ============

          At December 31, 2000, Chase had approximately $3,300,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2011. The benefits of these NOL's may be substantially reduced in the future if the Company is successful in establishing a new business.

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

Name and Age            Date Since        Business Experience and Other Directorships
                        Which
                        Continuously a
                        Director of the
                        Company

Allen T. McInnes, 62    1993             Chairman of the Board of TGC Industries,Inc. since 1993 and Chief
                                         Executive Officer from August, 1993 to March 31, 1996;Executive
                                         Vice President and Director of Tenneco, Inc. 1960-1992; Director
                                         of TETRA Technologies since April 1, 1996 and President and
                                         CEO from April 1, 1996 to June 2001.

Herbert M. Gardner, 61  2001             Senior Vice President of Janney Montgomery Scott, Inc
                                         investment bankers, since 1978; Director of TGC Industries, since
                                         1986; Chairman of the Board and a Director of Supreme Industries,
                                         Inc., a manufacturer of specialized truck bodies and shuttle buses, since 1979 and President since 1992; Director of Nu Horizons
                                         Electronics Corp., an electronic component distributor; Director of
                                         iDine Rewards Network Inc., (formerly Transmedia Network, Inc.,)
                                         a leader in the development and marketing of transaction-based dining and other consumer savings programs;  Director of Hirsch
                                         International Corp., an importer of computerized embroidery machine application software; Director of Co-Active Marketing
                                         Group, Inc., a marketing and sales promotion company; Director of
                                         Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company.

William J. Barrett, 61  2001             Senior Vice President of Janney Montgomery Scott Inc.,
                                         investment bankers, since 1978; Secretary of TGC Industries, Inc.
                                         since 1979 and a Director of TGC Industries, Inc. since 1986;
                                         Secretary, Assistant Treasurer, and a Director of Supreme
                                         Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 1979; Chairman of the Board of Rumson-Fair
                                         Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company

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

Name                Age     Position

Allen T. McInnes     62     President, Chairman


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

Name and address                      Title of Class  Amount and Nature of     Approximate Percentage
                                                      Beneficial Owner         of Class (1)

Allen T. McInnes                      Common          816,143                  11.65%

Herbert J. Gardner                    Common          400,645 (2)              5.72%

William J. Barrett                    Common          536,455 (3)              7.66%

Special Situations Funds (4)          Common          789,165                  11.27%
153 E. 53rd Street, 51st Fl.
New York, NY 10022

All directors & officers as a group   Common          1,753,243                25.03%
(3 persons)

(1) The percentage calculations have been made in accordance with Rule 13d- 3(d)
(1) promulgated  under  the  Securities  Exchange  Act  of  1934.

(2) Excludes 48,590 shares of Common Stock owned by Herbert M. Gardner's wife. Mr. Gardner has disclaimed beneficial ownership of these shares.

(3) Excludes 62,970 shares of Common Stock owned by William J. Barrett's wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

(4) MGP Advisors Limited Partnership ("MGP") is the general partner of Special Situations Funds ("Special Situations"). AWM Investment Company, Inc. ("AWM") is the sole general partner of MGP. Austin W. Marxe is the principal limited partner of MGP and is the President and Chief Executive Officer of AWM.


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

                          CHASE PACKAGING CORPORATION


Date:  May 6, 2002               By:
                                      ------------------------------------------
                                      Ann W. Green
                                      Assistant Secretary
                                      Principal Financial and Accounting Officer