Form 10QSB
period 1997-09-30
CHASE PACKAGING CORP
filed 2002-05-28
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB

         (X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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
(State  or  other  jurisdiction  of     (I.R.S.  Employer Identification  No.)
incorporation  of  organization)

          c/o Ann W. Green, 26 Broadway, 8th Floor, New York, NY 10004
          ------------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                                 (212) 510-0686
                                 --------------
                (Issuer's telephone number, including area code)



Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES___   NO  _X_
                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                       Outstanding  at September 30, 1997
            ------------------                ----------------------------------
Common  Stock,  par  value  $.10  per  share               7,002,964  shares


                                   -  INDEX  -

                                                                                           PAGE(S)
                                                                                           -------
PART  I.     Financial  Information:

ITEM  1.     Financial  Statements


              Statement  of  Net  Assets  in  Liquidation  as  of  September  30,  1997         3.

              Statements  of  Operations  for the Three and Nine Month Periods Ended September
              30,  1997  and  1996                                                              4.

              Statements of Changes in Net Assets in Liquidation for September 30, 1997         5.

              Statements  of  Cash  Flows  for the Nine Month Periods Ended September 30,
              1997  and  1996                                                                   6.

              Notes  to  Financial  Statements.                                                 8.


ITEM  2.      Management's Discussion  and  Analysis  of Financial Condition and
              Results of Operations                                                            11.

PART  II.     Other  Information                                                               12.


SIGNATURES                                                                                     13.


EXHIBITS:     Exhibit  27  -  Financial  Data  Schedule
















                                   Page  2.

PART  I.     FINANCIAL  INFORMATION:

ITEM  I.     FINANCIAL  STATEMENTS:

                           CHASE PACKAGING CORPORATION
                           ---------------------------
               (A WHOLLY-OWNED SUBSIDIARY OF TGC INDUSTRIES, INC.
                    THROUGH SEPTEMBER 30, 1996 - SEE NOTE 1)

                   STATEMENT  OF  NET  ASSETS  IN  LIQUIDATION
                   -------------------------------------------
                                   (UNAUDITED)

                                   -  ASSETS  -

                                                                     SEPTEMBER,
                                                                      30, 1997
                                                                     ----------
ASSETS:
Cash and cash equivalents                                            $ 490,917
Accounts receivable, net of allowance for doubtful accounts of $-0-    155,417
Prepaid expenses                                                         8,754
                                                                     ----------

                                                                     $ 655,088
                                                                     ==========




                         - LIABILITIES AND SHAREHOLDERS' DEFICIT -


LIABILITIES:
   Trade accounts payable                                            $ 774,922
   Accrued expenses                                                    120,736


SHAREHOLDERS' DEFICIT:
    Deficit of assets in liquidation                                  (240,570)
                                                                     ----------

                                                                     $ 655,088
                                                                     ==========


                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
               (A WHOLLY-OWNED SUBSIDIARY OF TGC INDUSTRIES, INC.
                    THROUGH SEPTEMBER 30, 1996 - SEE NOTE 1)

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)



                                                          Three  Months  Ended      Nine  Months  Ended
                                                               September 30,           September 30,
                                                        -----------------------  -------------------------

                                                           1997        1996          1997          1996
                                                        ----------  -----------  ------------  ------------
NET SALES                                               $  583,909  $2,646,303   $ 4,389,425   $ 7,360,986
                                                        ----------  -----------  ------------  ------------

COSTS AND EXPENSES:
Cost of sales                                              252,561   2,597,931     4,241,478     7,254,907
Selling, general and administrative expense                294,916     409,424       997,216     1,366,661
Interest expense                                              -        109,023       114,165       527,673
                                                        ----------  -----------  ------------  ------------
TOTAL COSTS AND EXPENSES                                   547,477   3,116,378     5,352,859     9,149,241
                                                        ----------  -----------  ------------  ------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM AND INCOME
  TAXES                                                     36,432    (470,075)     (963,434)   (1,788,255)
   Income tax expense                                         -           -             -             -
                                                        ----------  -----------  ------------  ------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY ITEM                                        36,432    (470,075)     (963,434)   (1,788,255)
 Extraordinary item -gain from extinguishment of debt         -           -          173,893          -
                                                        ----------  -----------  ------------  ------------

NET INCOME (LOSS)                                       $   36,432  $ (470,075)  $  (789,541)  $(1,788,255)
                                                        ==========  ===========  ============  ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                            7,002,964   6,960,714     7,002,964     6,960,714
                                                        ==========  ===========  ============  ============

INCOME (LOSS) PER COMMON SHARE
  Income (loss) per share before extraordinary item     $      .01  $     (.07)  $      (.13)  $      (.26)
  Extraordinary item                                          -           -              .02          -
                                                        ----------  -----------  ------------  ------------

INCOME (LOSS) PER SHARE                                 $      .01  $     (.07)  $      (.11)  $      (.26)
                                                        ==========  ===========  ============  ============







                       See notes to financial statements.

                                   Page  4.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
               (A WHOLLY-OWNED SUBSIDIARY OF TGC INDUSTRIES, INC.
                    THROUGH SEPTEMBER 30, 1996 - SEE NOTE 1)

          STATEMENT  OF  CHANGES  IN  NET  ASSETS  IN  LIQUIDATION
          --------------------------------------------------------
                                   (UNAUDITED)




                                              SEPTEMBER
                                               30, 1997
                                             ------------
NET ASSETS BEFORE WRITE-DOWN IN LIQUIDATION  $ 1,721,963

  Write-down of assets in liquidation         (1,962,533)
                                             ------------

DEFICIT OF ASSETS IN LIQUIDATION             $  (240,570)
                                             ============













                       See notes to financial statements.

                                   Page  5.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
               (A WHOLLY-OWNED SUBSIDIARY OF TGC INDUSTRIES, INC.
                    THROUGH SEPTEMBER 30, 1996 - SEE NOTE 1)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


                                                                                 Nine  Months  Ended
                                                                                    September  30,
                                                                                   ---------------

                                                                                   1997          1996
                                                                               ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       $  (789,541)  $(1,788,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on disposal of property and equipment                                  (20,808)        8,629
Non-cash compensation                                                                    -         3,600
Depreciation and amortization                                                      180,481       474,854
Gain from extinguishment of debt                                                  (173,893)            -
Non-cash expenses                                                                   62,428        43,500
Change in assets and liabilities:
Accounts receivable                                                              1,478,968      (277,619)
Inventories                                                                        764,664     1,362,974
Prepaid expenses                                                                    70,566       (10,433)
Accounts payable                                                                  (137,981)     (765,644)
Accrued liabilities                                                               (258,340)      126,636
Advance billings                                                                   (37,382)      (59,421)
                                                                               ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              1,139,162      (881,179)
                                                                               ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (113,360)     (117,896)
Proceeds from sale of property and equipment                                     1,176,461         9,000
Other assets                                                                        (1,650)       (1,125)
                                                                               ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              1,061,451      (110,021)
                                                                               ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of debt obligations                                            (350,000)   (1,704,168)
Net payments on line of credit                                                  (1,390,392)     (891,612)
Received from parent                                                                     -       858,542
Capital contributed                                                                  9,318     2,716,403
                                                                               ------------  ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                             (1,731,074)      979,165
                                                                               ------------  ------------

NET INCREASE (DECREASE) IN CASH                                                    469,539       (12,035)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                   21,378        25,123
                                                                               ------------  ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                    $   490,917   $    13,088
                                                                               ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                                       $    94,156   $   430,208

See notes to financial statements.

                       See notes to financial statements.
                                Page  6.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
               (A WHOLLY-OWNED SUBSIDIARY OF TGC INDUSTRIES, INC.
                    THROUGH SEPTEMBER 30, 1997 - SEE NOTE 1)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                      ------------------------------------
                                   (UNAUDITED)



NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:

(i) During the 1997 first quarter, Chase incurred rent expense of $55,427 for use of the manufacturing facility owned by TGC. TGC converted the rent receivable to equity in Chase.









                    See notes to financial statements.

                              Page  7.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 1997
                               ------------------
                                   (UNAUDITED)


NOTE   1   -     BASIS  OF  PRESENTATION:

On June 25, 1997, Chase Packaging Corporation ("Chase" or "the Company") announced to employees and creditors that Chase would begin an orderly liquidation of all of its assets beginning at the close of business on June 30, 1997. On July 25, 1997, the Company notified its creditors by mail that the Company would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. The Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion. As a result of this plan of liquidation, the accompanying unaudited financial statements reflect a change in the basis of accounting used to determine the amounts at which assets and liabilities are carried from a going concern basis to a liquidation basis. The statement of net assets in liquidation, statements of operations, statements of cash flows and the statement of changes in net assets in liquidation have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation in conformity with generally accepted accounting principles. The statement of changes in net assets in liquidation contains only the write-down of assets as of the close of business on September 30, 1997.

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

The financial statements are presented on the basis that the principal operations of Old Chase continued with the formation of New Chase, therefore the statements of operations and cash flows for the three and nine months ended September 30, 1996 consist of three and nine months operations of Old Chase as a wholly-owned subsidiary of TGC.


                                    Page 8.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 1997
                               ------------------
                                   (UNAUDITED)


NOTE   2   -     MANAGEMENT  PRESENTATION:

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

NOTE   3   -     LOSS  PER  COMMON  SHARE:

Loss per common share before and after extraordinary gain for the quarter and nine months ended September 30, 1997 were calculated by dividing net loss for the period by the number of shares outstanding for the period. Loss per common share for the quarter and nine months ended September 30, 1996 was based on the assumption that the 6,960,714 shares of common stock issued under the reorganization plan were issued at the beginning of the period.


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


NOTE  5   -     LOAN  DEFAULTS:

As a result of the March 18, 1997 sale of the Portland facility to TGC and subsequent payment made to Union Camp, the Company cured its default condition under the terms of the Union Camp Promissory Note as the Note was declared paid in full. The Company also cured its cross-default condition with the bank as a result of the payment to Union Camp. In addition, the Company resolved the violation of the tangible net worth covenant in the Accounts Financing Agreement with the bank due to the contribution made by TGC to the paid-in capital of Chase during the first quarter of 1997.


                                    Page 9.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 1997
                               ------------------
                                   (UNAUDITED)
                                   -----------


NOTE  6   -     LIQUIDATION:

As part of the Company's plan of liquidation, effective July 21, 1997, Chase sold to Lockwood Packaging Corporation Idaho (Lockwood), the Company's operation at Idaho Falls, Idaho, as a going concern.

The assets sold included substantially all of the Company's equipment, furniture, fixtures, and other assets located in the Company's Idaho Falls, Idaho facility for a total of $75,000. In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000. The total proceeds of $330,000 were deposited with the Company's bank to pay down the Company's loan balance with this bank.

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

The table below sets forth the assets of Chase on a going concern basis as of September 30, 1997 and the corresponding write-down to the estimated net realizable value at time of disposal:



                          Going concern basis Liquidation
                           9/30/97 balance    write-down   Net realizable value
                           ----------------  -----------  ---------------------
Cash                       $        490,917  $         -  $             490,917
Accounts receivable (net)           155,417            -                155,417
Inventories                         870,995      870,995                      -
Prepaid expenses                    280,829      272,075                  8,754

Land and building                    80,209       80,209                      -
Machinery and equipment             739,254      739,254                   -___
                           ----------------  -----------  ---------------------

TOTAL                      $      2,617,621  $ 1,962,533  $             655,088
                           ================  ===========  =====================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS  OF  OPERATIONS:

Revenues were $583,909 for the three months ended September 30, 1997, compared to revenues of $2,646,303 for the same period of 1996. Net income for the three months ended September 30, 1997 was $36,432 as compared to a net loss of $470,075 for the three months ended September 30, 1996.

Revenues for the first nine months of 1997 was $4,389,425 as compared to revenues of $7,360,986 for the first nine months of 1996. Net loss for the first nine months of 1997 was $789,541 as compared to a net loss of $1,788,255 for the first nine months of 1996.

The 40% reduction in revenues for the nine months ended September 30, 1997 when compared to the same period of 1996 was the result of continued sluggish demand for the Company's woven polypropylene onion bags and consumer-size mesh potato bags. Competition from cheap import onion bags and low market prices for potatoes were the primary factors impacting the lower demand for Chase's products. Although costs throughout the operations were lower in 1997 than in 1996, the expense reductions could not offset rapidly declining revenues. The continuation in operating losses, when combined with the decision of the Company's secured lender not to renew the Company's operating line of credit, resulted in the decision of Chase's Board of Directors to liquidate the Company in an orderly fashion.


FINANCIAL  CONDITION:

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

As part of the liquidation progress, effective July 21, 1997, Chase sold most of its assets in Idaho Falls, Idaho (excluding real estate) to Lockwood Packaging Corporation Idaho for $330,000. The Company also sold the Idaho Falls real estate (land and building). During July and August of 1997 Chase sold most of its inventory in Portland to other packaging companies. The Company also sold its band label extruder for $125,000 with remaining inventory and machinery and equipment sold at an August 14 auction for gross proceeds of approximately $340,000.

As a result of the orderly liquidation, the Company paid down its loan balance with its secured lender. Although it is difficult to determine the final return to unsecured creditors from such liquidation, the Company estimates at the present time that general creditors will receive a distribution equal to ten to fifteen percent (10-15%) of each creditor's claim.

                           PART II.  OTHER INFORMATION


Item  15     Other  Information

a. On June 23, 1997, Mr. William J. Barrett and Mr. Herbert M. Gardner resigned as directors of Chase Packaging Corporation. The resignation of Mr. Barrett and Mr. Gardner were not due to any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

Item  6.     Exhibits  and  Reports  on  Form  8-K

     None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CHASE  PACKAGING  CORPORATION
                              -----------------------------





                               ----------------------------
Date:  May  6,  2002           Ann  W.  Green
                              (Assistant  Secretary
                               and  Principal  Financial  and
                               Accounting  Officer)