Form 10KSB
period 1997-12-31
CHASE PACKAGING CORP
filed 2002-05-28
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal year ended December 31, 1997     Commission File Number 0-21609

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
Common Stock, $.10   par  value  (Title  of  Class)
-------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants= knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers  revenues  for  the  most  recent  fiscal  year  -  $4,403,023.
The  aggregate  market  value  of  voting  stock  held  by non-affiliates of the registrant  as  of  December  31,  1997  was $  N/A
                                              ------

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes   X  No
            ---     ---

As of December 31, 1997, the registrant had outstanding 7,002,964 shares of Common Stock ($.10 par value)

                                     PART I


ITEM  1.  BUSINESS.

Chase Packaging Corporation ("Chase" or the "Company"), is a Texas corporation which was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry. During 1997, the Company commenced an orderly liquidation of its assets as described below.


HISTORY

Chase Packaging Corporation (the "Company") was established in July of 1993 as a wholly owned subsidiary of TGC Industries, Inc. ("TGC") of Plano, Texas. On July 30, 1993, the Company purchased certain assets of Union Camp Corporation's Chase Packaging division ("Chase Bag"), for a purchase price of approximately $6.14 million. The assets purchased included substantially all of the business of weaving and constructing Saxolin paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Chase Bag. The properties acquired by Chase consisted of Union Camp's plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities.

On March 18, 1997 TGC sold the Portland, Oregon facility for $2,430,000 with $1,780,000 of the proceeds applied against Chase's outstanding mortgage indebtedness to Union Camp with respect to such facility and the balance of the proceeds applied in satisfaction of a debt obligation owing by TGC to Chase to pay to Chase any such proceeds in excess of the amount of the mortgage indebtedness.

The Company has experienced losses for the previous four years, and the Company's secured lender decided not to renew the Company's operating line of credit. The Company's Board of Directors therefore determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

Effective July 21, 1997, the Company sold its operations at Idaho Falls, Idaho, to Lockwood Packing Corporation ("Lockwood"), as a going concern. The assets sold included substantially all of the Company's equipment, furniture, fixtures, and other assets located in the Idaho Falls, Idaho facility for a total of $75,000. In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000. The total proceeds of $330,000 were deposited with the bank to pay down the Company's loan balance.

On July 25, 1997, the Company notified its creditors by mail that the Company would begin an orderly liquidation of all of its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner which is intended to maximize the asset values. The Company retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation. Although it is difficult to determine the return to creditors from such liquidation, the Company estimates that the general creditors will receive a distribution equal to ten to fifteen (10-15%) of each creditor's claim.


ITEM  2.  DESCRIPTION  OF  PROPERTY.

None.


ITEM  3.  LEGAL  PROCEEDINGS.

The Company is a defendant in various legal actions that arose out of the normal course of business. In the opinion of Management, none of the actions will result in any significant loss to the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 1997 was not known. As a result of the events detailed above, no trading market was ever developed.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATION

For the operating period January 1, 1997 to June 30, 1997, (a six month period), revenues were $4,403,023 compared to revenues of $9,733,520 for the twelve month period ended December 31, 1996. Net loss for the 1997 period was $846,006 as compared to net loss of $2,718,769 for the 1996 year. As discussed earlier, and further discussed below, the Company began an orderly liquidation of its assets effective with the close of business on June 30, 1997.

The 1996 losses include a write-down for asset impairment of $480,599 on weaving equipment that was held for sale as of December 31, 1996. The equipment was sold in January, 1997 for $550,000 as part of the Company's business plan for disposition of under-utilized assets.

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

As a result of the orderly liquidation, the loan balance with the Company's secured lender has been paid down from a June 30, 1997 balance of $1,517,551. Although it is difficult to determine the final return to unsecured creditors from such liquidation, the Company estimates at the present time that general creditors will receive a distribution equal to ten to fifteen percent (10-15%) of each creditor's claim.

ITEM  7.  FINANCIAL  STATEMENTS.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                 ----------------------------------------------

                        - INDEX TO FINANCIAL STATEMENTS -


                                                                                   PAGE(S)
                                                                                 ------------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Financial Statements:

Statement of Net Assets (Liabilities) in Liquidation as of December 31, 1997 . . . .  F-3

Statements of Operations for the Six Months Ended June 30, 1997 and the Year
Ended 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Statements of Changes in Net Assets in Liquidation for the Period from July 1, 1997 to December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Statements of Shareholder's Equity for the Two Years Ended December 31, 1997 . . . .  F-6

Statements of Cash Flows for the Years Ended December 31, 1997 and 1996. . . . . . .  F-7

Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-8





                          INDEPENDENT AUDITORS' REPORT



To  The  Shareholders
Chase  Packaging  Corporation



We have audited the statement of net assets (liabilities) in liquidation of Chase Packaging Corporation as of December 31, 1997 and the related statement of operations for the period from January 1, 1997 to June 30, 1997 and the statement of changes in net assets in liquidation for the period from July 1, 1997 to December 31, 1997 (see Note 3). In addition, we have audited the statements of shareholders' equity (deficit) and cash flows for the period from January 1, 1997 to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 3 to the financial statements, the shareholders of Chase Packaging Corporation approved a plan of liquidation on June 30, 1997 and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to June 30, 1997 from the going-concern basis to the liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Chase Packaging
Corporation as of December 31, 1997, the changes in the results of its operations and its cash flows for the period from January 1, 1997 to June 30, 1997, and its net assets in liquidation for the period from July 1, 1997 to December 31, 1997 and in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.






                              --------------------------------
                              LAZAR  LEVINE  &  FELIX  LLP


New  York,  New  York
November  18,  1999

                           CHASE PACKAGING CORPORATION
                           ---------------------------
              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
              ----------------------------------------------------
                             AS OF DECEMBER 31, 1997
                             -----------------------

                                   - ASSETS -

CURRENT ASSETS:
 Cash and cash equivalents                                                           $  126,408
 Accounts receivable                                                                     57,012
                                                                                     -----------

TOTAL ASSETS                                                                          $ 183,420
                                                                                     ===========


                   - LIABILITIES AND SHAREHOLDERS' EQUITY -


CURRENT LIABILITIES:
 Accounts payable                                                                     $ 134,037
 Accrued expenses                                                                        23,279
                                                                                      -----------

TOTAL CURRENT LIABILITIES                                                               157,316


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY:
  Preferred stock $1.00 par value; 4,000,000 shares authorized           $         -
  Common stock $.10 par value, 25,000,000 shares authorized, 7,002,964
    shares issued and outstanding                                            700,296
  Additional paid-in capital                                               2,914,207
  Accumulated deficit                                                     (3,588,399)     26,104
                                                                         ------------  ----------
                                                                                       $ 183,420
                                                                                       ===========




                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                       For the Period
                                                      January 1, 1997   For the Year
                                                      To June 30, 1997  Ended December
                                                        (See Note 3)     31, 1996
                                                        ------------  ------------
NET SALES                                               $ 4,403,023   $ 9,733,520
                                                        ------------  ------------

COSTS AND EXPENSES:
Cost of sales                                             4,250,127     9,524,548
Selling, general and administrative expense               1,058,629     1,799,836
Interest expense                                            114,166       647,306
Write down for impairment of assets held for sale                 -       480,599
                                                        ------------  ------------

TOTAL COSTS AND EXPENSES:                                 5,422,922    12,452,289
                                                        ------------  ------------

LOSS BEFORE EXTRAORDINARY ITEM                           (1,019,899)   (2,718,769)

  Extraordinary item - gain from extinguishment of debt     173,893             -
                                                        ------------  ------------

LOSS BEFORE INCOME TAXES                                   (846,006)   (2,718,769)

  Provision for income taxes                                      -             -
                                                        ------------  ------------

NET LOSS                                                $  (846,006)  $(2,718,769)
                                                        ============  ============

LOSS PER SHARE:
  Loss per share before extraordinary item              $      (.15)  $      (.39)
  Extraordinary item                                            .03             -
                                                        ============  ============

INCOME (LOSS) PER SHARE                                 $      (.12)  $      (.39)
                                                        ============  ============



                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                -------------------------------------------------
              FOR THE PERIOD FROM JULY 1, 1997 TO DECEMBER 31, 1997
              -----------------------------------------------------


SALES                                         $  -
                                            ------------
COSTS AND EXPENSES:
 Cost of sales                                 (230,023)
 Selling, general and administrative            (93,116)
 Write-down of assets in liquidation          1,962,534
                                            ------------
                                              1,639,395
                                            ------------

ACCUMULATED LOSS ON ASSETS IN LIQUIDATION   $(1,639,395)
                                            ============





                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------

                                           Common Stock
                                          ------------          Additional       Accumulated
                                        Shares     Amount     Paid-in capital     Deficit        Total
                                      ----------  ---------  -----------------  ------------  -----------
Balance at December 31, 1995              1,000   $    100   $      2,371,145   $(3,800,538)  $(1,429,293)
Net loss through July 31, 1996                -          -                  -    (1,615,771)   (1,615,771)
Liquidation of Company                   (1,000)      (100)        (2,371,145)    5,416,309     3,045,064
Reorganization                        6,960,714    696,071            450,308             -     1,146,379
                                      ----------  ---------  -----------------  ------------  ------------
Balance at August 1, 1996             6,960,714    696,071            450,308             -     1,146,379
Contribution by former parent                 -          -             75,000             -        75,000
Contributed rent - Portland Facility          -          -            108,750             -       108,750
Stock issued                             42,250      4,225             (4,225)            -             -
Net loss through December 31, 1996            -          -                  -    (1,102,998)   (1,102,998)
                                      ----------  ---------  -----------------  ------------  ------------

Balance at December 31, 1996          7,002,964    700,296            629,833    (1,102,998)      227,131

Cash contribution by former parent            -          -              9,318             -         9,318
Contributed rent - Portland facility          -          -             55,427             -        55,427
Contribution by former parent                 -          -          2,219,629             -     2,219,629
Net loss through June 30, 1997                -          -                  -      (846,006)     (846,006)
Deficit in assets in liquidation              -          -                  -    (1,639,395)   (1,639,395)
                                      ----------  ---------  -----------------  ------------  ------------

Balance at December 31, 1997          7,002,964   $700,296   $      2,914,207   $(3,588,399)  $    26,104
                                      ==========  =========  =================  ============  ============


                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                     FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                     1997          1996
                                                                                 ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                         $  (846,006)  $(2,718,769)
 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      180,481       619,423
   (Gain) loss on disposal of property and equipment                                  (20,808)        8,629
   Write-down for impairment of assets                                                      -       480,599
   Gain from extinguishment of debt                                                  (173,893)            -
   Non-cash expenses                                                                   62,428       112,350
   CHANGE IN ASSETS AND LIABILITIES:
   Accounts receivable                                                              1,577,373        28,978
   Inventories                                                                        764,664     1,163,097
   Prepaid expenses                                                                    79,320        14,979
   Accounts payable                                                                  (553,184)     (509,727)
   Accrued liabilities                                                               (258,340)       87,331
   Advance billings                                                                   (37,382)        5,578
                                                                                   ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                   774,653      (707,532)
                                                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                               (113,360)     (153,983)
  Proceeds from sale of property and equipment                                      1,176,461         9,000
  Other assets                                                                         (1,650)         (275)
                                                                                ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               1,061,451      (145,258)
                                                                                ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of debt obligations                                           (350,000)   (1,704,168)
  Repayments on line of credit                                                   (1,390,392)   (1,021,732)
  Receivable from parent                                                                  -       858,542
  Capital contributed by parent                                                       9,318     2,716,403
                                                                                ------------  ------------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (1,731,074)      849,045
                                                                                ------------  ------------
NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                         105,030        (3,745)
  Cash and cash equivalents, at beginning of year                                    21,378        25,123
                                                                                ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $   126,408   $    21,378
                                                                                ============  ============

NON-CASH  INVESTING  AND  FINANCING  ACTIVITIES:
During the 1997 first quarter, Chase incurred rent expense of $55,427 for use of the manufacturing facility owned by TGC (its former parent). TGC converted the rent receivable to equity in Chase. On March 18, 1997 TGC sold the Portland, Oregon facility occupied by Chase. Proceeds of $1,780,000 were applied against Chase's outstanding mortgage indebtedness to Union Camp Corporation. Proceeds of $284,500 were placed into escrow for future repairs and rental payments and recorded as a prepaid expense. Proceeds of $22,000 were utilized to repay Chase's rent on the Portland facility from the date of closing through April 30, 1997 and proceeds of $133,129 were applied against property taxes on the Portland facility.

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------



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

The financial statements for 1996 are presented on the basis that the principal operations of Old Chase continued with the formation of New Chase and the statements of operations and cash flows for the year ended December 31, 1996 consists of seven months of operations of Old Chase and five months of operations of New Chase.

The Company has experienced losses for the past four years, and the Company's secured lender decided not to renew the Company's operating line of credit. As a result, the Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

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

As a result of the plan of liquidation, the accompanying financial statements reflect a change in the basis of accounting used to determine the amounts at which assets and liabilities are carried from a going concern basis to a liquidation basis as of June 30, 1997. The statement of changes in net assets in liquidation contains only the write-down of assets as of the close of operations on June 30, 1997.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------



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

(C)     LOSS  PER  COMMON  SHARE:

Loss per common share before and after extraordinary gain were calculated by dividing the net loss by the number of shares outstanding. Loss per common share for the 1996 year was based on the assumption that the 6,960,714 shares of common stock issued under the reorganization plan were issued at the beginning of the period.

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

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------


NOTE   3   -     LIQUIDATION  (CONTINUED):

The table below sets forth the assets of Chase on a going concern basis as of June 30, 1997 and the corresponding write-down to the estimated net realizable value at time of disposal:





                                                                    Net  realizable
                             Going concern basis    Liquidation     value as of
                              as of June 30, 1997   write-down      June 30, 1997
                              --------------------  --------------- ----------------
Cash                          $             10,975  $         -  $       10,975
Accounts receivable (net)                  830,511            -         830,511
Inventories                              1,875,919      870,995       1,004,924
Prepaid expenses                           292,068      266,389          25,679

Land and building (net book
 value)                                    405,209       80,209         325,000
Machinery & equipment (net
 book value)                             1,181,654      739,254         442,400
Other assets                                 9,181        5,687           3,494
                              --------------------  -----------  --------------
TOTAL                         $          4,605,517  $ 1,962,534  $    2,642,983
                              ====================  ===========  ==============

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

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 1997 AND 1996
                           --------------------------


NOTE   5   -     INCOME  TAXES:

The income tax provision reconciled to the tax computed at the statutory federal rate is as follows.

                                                                 FOR THE YEAR ENDED
                                                                    DECEMBER 31,
                                                               -----------------------
                                                                   1997         1996
                                                               ------------  ----------
Federal tax benefit at statutory rate                          $   950,000   $ 924,000
State tax benefit net of Federal tax effect                        170,000     118,000
Permanent differences                                                    -     (11,000)
Retained by TCG in reorganization                                        -    (612,000)

Change in valuation allowance                                   (1,120,000)   (419,000)
                                                               ------------  ----------
                                                               $         -   $       -
                                                               ============  ==========

Deferred tax assets and liabilities consist of the following:

DEFERRED TAX ASSETS:
 Net operating loss carry forwards                             $ 1,120,000   $ 196,000
 Other                                                                   -      48,000
 Impairment of property and equipment                                    -     185,000

DEFERRED TAX LIABILITIES:
 Depreciation of property and equipment                                  -     (10,000)
                                                              ------------  ----------
                                                                 1,120,000     419,000
 Less valuation allowance                                       (1,120,000)   (419,000)
                                                              ------------  ----------
                                                              $         -   $       -
                                                              ============  ==========



The NOL's accumulated through July 31, 1996, aggregating $5,260,000, remained with TGC upon completion of the spin-off of New Chase as discussed in Note 1 and are not available to offset future taxable income of Chase. At December 31, 1997, Chase had approximately $3,300,000 of net operating loss carry forwards available which expire in years beginning in 2011.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  applicable

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

                           Date  Since
                           Which
                           Continuously  a
                           Director  of  the
Name and Age               Company              Business  Experience  and  Other  Directorships


Allen  T.  McInnes,  59     1993               Chairman  of  the  Board  of  TGC Industries,Inc. since 1993 and Chief
                                               Executive  Officer  from  August,  1993  to  March 31, 1996;Executive
                                               Vice  President  and  Director  of  Tenneco, Inc. 1960-1992; Director
                                               of  Tetra  Technologies,  President  and  CEO  since  April  1, 1996;
                                               Director  of  NationsBank  Texas  1990-1993.

Lewis  W.  Lovell,  60      1996               President  and  Chief  Operating  Officer  of  Chase  Packaging
                                               Corporation  from  October,  1995  to  1997;  Divisional President of
                                               Williams  Holdings,  Inc.  From  1988  to 1993; Senior Vice-President
                                               of  Packaging  Corporation  of  America  from  1984  to  1988;  Vice
                                               President  and  General  Manager  of  Tenneco  West  from  1976  to
                                               1984.
Doug  Kirkpatrick,  44     1996                Vice  President,  Chief  Financial Officer, and Assistant Secretary of
                                               Chase  Packaging  Corporation  from  1993  to  1997;  Controller  of
                                               Tidelands  Geophysical  Company  from  1982  to  1993;  Vice
                                               President  of  Finance  and  Treasurer  of  TGC Industries, Inc. from
                                               1986  to  1996.

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

Name              Age  Position

Allen T. McInnes  59   Chief Operating Officer, President, Secretary, Treasurer

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

To the best of the Company's knowledge all directors, executive officers, and beneficial owners have complied with the requirements of Section 16(a) of the Exchange Act.


ITEM  10.           EXECUTIVE  COMPENSATION.

The table below sets forth on an accrual basis all cash and cash equivalent remuneration paid by the Company during the years ended December 31, 1995 and 1996 to the Chief Executive Officer and any other executives whose salary and bonus exceeded $100,000, if any. No compensation was paid for 1997.

                                Summary Compensation Table

                                  Annual Compensation

Name  and
Principal  Position             Year     Salary        Other Anuual Compensation
Lewis  W.  Lovell  (1)         1996     $80,973.99 (1)  $4,297,49  (2)

President  and  Chief  Executive  Officer

Allen  T.  McInnes  (3)      1995       $99,539.00 (3)  $5,260.00  (2)
Chief  Executive  Officer


                                Long-Term Compensation

Name                Year   Restricted Stock Awards   Options   All Other SAR's Compensation
Lewis W. Lovell     1996           -0-                  -0-               -0-
Allen  T.  McInnes  1995           -0-                  -0-              $4,384  (4)


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



                                                            Amount and Nature of    Approximate Percentage
Name and address                    Title of Class          Beneficial Owner        of Class (1)
Lewis W. Lovell                       Common                             90,482 (2)         1.29%
Doug Kirkpatrick                      Common                             31,148 (2)            *
Allen T. McInnes                      Common                            816,143 (2)        11.17%
Herbert J. Gardner                    Common                        400,645 (2) (3)         5.57%
William J. Barrett                    Common                        536,455 (2) (4)         7.42%
Gerlach & Co. (5)
111 Wall Street, 8th Fl.
New York, NY  10005                   Common                               466,666          6.66%
Special Situations(6)
Fund III L.P.
153 E. 53rd Street, 51st Fl.
New York, NY 10022                    Common                               499,999          7.14%
All directors & officers as a group
(3 persons)                           Common                            937,773 (2)        24.12%

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

                                     PART IV

ITEM  13.     EXHIBITS,  FINANCIAL  STATEMENTS  AND  REPORTS
              ON  FORM  8-K

     (a)     1.     FINANCIAL  STATEMENTS
Consolidated Financial Statements of the Registrant (Included in Part II,
Item 7)

     2.     EXHIBITS

     (b)     REPORTS  ON  FORM  8-K
             None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHASE PACKAGING CORPORATION


Date:  May  6,  2002          By: __________________
                                 Ann  W.  Green
                                 Assistant  Secretary
                                 Principal  Financial  and  Accounting  Officer