Form 10QSB
period 1998-03-31
CHASE PACKAGING CORP
filed 2002-05-28
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  1998

                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  transition  period  from  _________  to  _________

     Commission  File  Number:  0-21609
                                -------


                        CHASE  PACKAGING CORPORATION
     ---------------------------------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)

          Texas                                      93-1216127
----------------------                    ------------------------------
(State  or  other  jurisdiction  of     (I.R.S.  Employer  Identification  No.)
incorporation  or  organization)

           c/o Ann W. Green, 26 Broadway,8th Floor, New York, NY 10004
           -----------------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                              (212) 510-0686
        ----------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES     NO   X
           ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                  Outstanding  at  March  31,  1998
-----------------------     --------------------------------------------
Common  Stock,  par
value  $.10  per  share                  7,002,964  shares

                                    - INDEX -

                                                                          PAGE(S)
                                                                          -------
PART  I.    Financial  Information:

ITEM  1.    Financial  Statements

            Condensed  Balance  Sheets  -  March  31,  1998  (Unaudited)
            and  December  31,  1997                                          3.

            Condensed  Statements  of  Operations  (Unaudited)  -  Three
            Months  Ended  March  31,  1998  and  1997                        4.

            Condensed  Statements  of  Cash  Flows  (Unaudited)  -
            Three  Months  Ended  March  31,  1998  and  1997.                5.

            Notes  to  Interim  Condensed  Financial  Statements  (Unaudited) 6.


ITEM  2.    Management's  Discussion  and  Analysis or Plan of Operation      8.


PART  II.   Other  Information                                                9.


SIGNATURES                                                                   10.


EXHIBITS:     Exhibit  27  -  Financial  Data  Schedule

PART  I.     FINANCIAL  INFORMATION:

ITEM  I.     FINANCIAL  STATEMENTS:



                            CHASE PACKAGING CORPORATION
                            ---------------------------
                             CONDENSED BALANCE SHEETS
                             ------------------------

                              -  ASSETS  -

                                                           March       December
                                                          31, 1998     31, 1997
                                                        -----------  ------------
(UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                          $   164,046   $   126,408
     Accounts receivable                                      3,445        57,012
                                                        ------------  ------------
TOTAL ASSETS                                            $   167,491   $   183,420
                                                        ============  ============


                  - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
      Accounts payable                                  $   133,390   $   134,037
      Accrued expenses                                       23,279        23,279
                                                        ------------  ------------
TOTAL CURRENT LIABILITIES                                   156,669       157,316
                                                        ------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock $1.00 par value; 4,000,000
    shares authorized, none issued                                -             -
   Common stock, $.10 par value 25,000,000 authorized
    7,002,964 issued in 1998 and 1997                       700,296       700,296
   Additional paid-in capital                             2,914,207     2,914,207
   Accumulated deficit                                   (3,603,681)   (3,588,399)
                                                        ------------  ------------
                                                             10,822        26,104
                                                        ------------  ------------

                                                        $   167,491   $   183,420
                                                        ============  ============



                       See notes to financial statements.
                                                                      Page  3.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)



                                                             Three  Months  Ended
                                                                  March  31,
                                                          -------------------------

                                                              1998         1997
                                                          ------------  -----------
NET SALES                                                 $      -      $2,167,355
                                                          ------------  -----------

COSTS AND EXPENSES:
Cost of sales                                                       -    2,177,228
Selling, general and administrative expense                    15,282      365,574
Interest expense                                                    -       68,841
                                                          ------------  -----------
TOTAL COSTS AND EXPENSES                                       15,282    2,611,643
                                                          ------------  -----------

(LOSS) BEFORE EXTRAORDINARY ITEM
  AND INCOME TAXES                                            (15,282)    (444,288)
   Income tax expense                                               -            -
                                                          ------------  -----------

(LOSS) BEFORE EXTRAORDINARY ITEM                              (15,282)    (444,288)
   Extraordinary item -gain from extinguishment of debt             -      173,893
                                                          ------------  -----------

NET (LOSS)                                                $   (15,282)  $ (270,395)
                                                          ============  ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  7,002,964    7,002,964
                                                          ============  ===========

(LOSS) PER COMMON SHARE
  (Loss) per share before extraordinary item              $         -   $     (.06)
  Extraordinary item                                                -          .02
                                                          ------------  -----------

(LOSS) PER SHARE                                          $         -   $     (.04)
                                                          ============  ===========



                       See notes to financial statements.
                                                                     Page  4.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


                                                                    Three  Months  Ended
                                                                          March  31,
                                                                         -----------

                                                                       1998        1997
                                                                     ---------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(15,282)  $(270,395)
 Adjustments to reconcile net loss to net cash provided by operating activities:
 Gain on disposal of property and equipment                                  -     (71,241)
 Depreciation and amortization                                               -      96,287
 Gain from extinguishment of debt                                            -    (173,893)
 Non-cash expenses                                                           -      62,428
Change in assets and liabilities:
 Accounts receivable                                                    53,567     347,782
 Inventories                                                                 -     296,512
 Prepaid expenses                                                            -      23,847
 Accounts payable                                                         (647)   (304,596)
 Accrued liabilities                                                         -      16,788
 Advance billings                                                            -       6,647
                                                                      ---------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               37,638      30,166
                                                                      ---------  ----------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                        -     (43,876)
 Proceeds from sale of property and equipment                                -     886,250
 Other assets                                                                -         500
                                                                      ---------  ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -     842,874
                                                                      ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments of debt obligations                                      -    (350,000)
 Net payments on line of credit                                              -    (535,310)
 Capital contributed                                                         -       9,318
                                                                      ---------  ----------
NET CASH (USED IN) FINANCING ACTIVITIES                                      -    (875,992)
                                                                      ---------  ----------

NET INCREASE (DECREASE) IN CASH                                         37,638      (2,952)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                      126,408      21,378
                                                                      ---------  ----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $164,046   $  18,426
                                                                      =========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                              $      -   $  48,831



                       See notes to financial statements.
                                                                      Page  5.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 1998
                                 --------------
                                   (UNAUDITED)


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

     In the opinion of management, the accompanying unaudited interim condensed financial statements of the
Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of March 31, 1998 and the results of its operations and cash flows for the three month periods ended March 31, 1998 and 1997.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 1997 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 1998
                                 --------------
                                   (UNAUDITED)


NOTE   2   -     LOSS  PER  COMMON  SHARE:

Loss per common share before and after extraordinary gain for the three month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended March 31, 1998 and 1997.


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


RESULTS  OF  OPERATIONS:

As a result of the cessation of operations and the liquidation of its assets as discussed above, the Company generated no revenues for the three month period ended March 31, 1998. Administrative expenses incurred during the current period aggregated $15,282 and the Company realized a net loss during the March 31, 1998 period of $15,282. Revenues generated for the three month period ended March 31, 1997 were $2,167,355. Total costs and expenses for the March 1997 period were $2,611,643. During the three month period ended March 31, 1997, the Company recorded an extraordinary gain of $173,893 due to the extinguishment of debt and reflected a net loss for that period of $270,395.


FINANCIAL  CONDITION:

As a result of the liquidation completed in 1997, the Company's cash balance as of March 31, 1998 was $164,046. These remaining funds will be used to pay continuing expenses, professional fees incurred by the trustee and any remaining unsecured creditors. Although it is difficult to determine the final return to unsecured creditors from such liquidation, the Company estimates at the present time that general creditors will receive a distribution equal to ten to fifteen percent (10-15%) of each creditor's claim.

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



                        CHASE  PACKAGING  CORPORATION
                        -----------------------------





                         -----------------------
Date:  May  6,  2002     Ann  W.  Green
                        (Assistant  Secretary
                         and  Principal  Financial  and
                         Accounting  Officer)