Form 10QSB
period 2001-03-31
CHASE PACKAGING CORP
filed 2002-05-28
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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


      Class                                 Outstanding  at  March  31,  2001
-----------------------             --------------------------------------------
Common  Stock,  par  value
$.10  per  share                               7,002,964  shares

                                    - INDEX -

                                                                                             PAGE(S)
                                                                                             -------
PART  I.     Financial  Information:

ITEM  1.     Financial  Statements

             Condensed  Balance  Sheets  -  March  31,  2001  (Unaudited)
             and  December  31,  2000                                                        3.

             Condensed  Statements  of  Operations  (Unaudited)  -  Cumulative  Period
             During  the  Development  Stage  (January  1,  1999  to  March  31,  2001)
             and  the  Three  Months  Ended  March  31,  2001  and  2000                     4.

             Condensed  Statements  of  Cash  Flows  (Unaudited)  -  Cumulative  Period
             During  the  Development  Stage  (January  1,  1999  to  March  31,  2001)
             and  the  Three  Months  Ended  March  31,  2001  and  2000                     5.

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


PART  I.     FINANCIAL  INFORMATION:

ITEM  I.     FINANCIAL  STATEMENTS:

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------

                                   - ASSETS -

                                                            March       December
                                                           31, 2001      31, 2000
                                                        ------------    ------------
                                                         (UNAUDITED)

CURRENT ASSETS:
     Cash and cash equivalents                          $     7,244   $     7,168
                                                        ------------  ------------

TOTAL ASSETS                                            $     7,244   $     7,168
                                                        ============  ============





            - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
      Accrued expenses                                  $    25,187   $    25,187
                                                        ------------  ------------

TOTAL CURRENT LIABILITIES                                    25,187        25,187
                                                        ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred stock $1.00 par value; 4,000,000
    shares authorized, none issued                                -             -
   Common stock, $.10 par value 25,000,000 authorized
    7,002,964 issued in 2001 and 2000                       700,296       700,296
   Additional paid-in capital                             2,914,207     2,914,207
   Accumulated deficit                                   (3,626,121)   (3,626,121)
   Deficit accumulated during the development stage          (6,325)       (6,401)
                                                        ------------  ------------
                                                            (17,943)      (18,019)
                                                        ------------  ------------

                                                            $  7,244     $  7,168
                                                            ========     ========


                     See notes to financial statements.
                                                                       Page 3

                          CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)


                                                  Cumulative During the
                                                  Development Stage
                                                  (January 1, 1999 to        Three Months Ended
                                                   March 31, 2001)              March 31,
                                                ---------------------     ---------------------
                                                                             2001      2000
                                                                           --------  ----------

NET SALES                                           $      -              $    -      $   -
                                                     -----------           --------   ----------

COSTS AND EXPENSES:
 General and administrative expense                        7,146                 -        251
 Interest income                                            (821)               (76)     (146)
                                                     -----------          ----------  ----------
TOTAL COSTS AND EXPENSES                                   6,325                (76)      105
                                                     -----------          ----------  ----------

(LOSS) INCOME BEFORE INCOME TAXES                         (6,325)                76      (105)
   Income tax expense                                        -                    -         -
                                                       -----------        ----------  ----------

NET (LOSS) INCOME                                   $     (6,325)        $       76   $  (105)
                                                       ============       ==========  ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                          7,002,964           7,002,964   7,002,964
                                                       ============       ==========  ==========

(LOSS) INCOME PER COMMON SHARE                      $      -             $     -      $    -
                                                       ============       ==========  ==========


                     See notes to financial statements.
                                                                       Page 4

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)


                                                         Cumulative During the
                                                          Development Stage           Three Months Ended
                                                         (January 1, 1999 to               March 31,
                                                            March 31, 2001)             2001        2000
                                                            ---------------          -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                           $  (6,325)              $    76     $  (105)


 Change in assets and liabilities:
 Accounts payable and accrued expenses                           1,908                    -            -
                                                            ---------------           ------      -------
NET CASH (UTILIZED) PROVIDED BY OPERATING ACTIVITIES           (4,417)                   76         (105)


CASH FLOWS FROM INVESTING ACTIVITIES                              -                      -            -
                                                            ---------------           ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES                              -                      -            -

NET (DECREASE) INCREASE IN CASH                                (4,417)                   76          (105)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                       11,661                 7,168         13,559
                                                            ---------------           ------        ------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                 $   7,244                $7,244        $13,454
                                                            ===============          =======       ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                    $     -                $    -              -



                     See notes to financial statements.
                                                                       Page 5

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                 MARCH 31, 2001
                                 --------------
                                   (UNAUDITED)

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

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three month periods ended March 31, 2001 and 2000.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2000 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


NOTE   2   -     LOSS  PER  COMMON  SHARE:

Loss per common share before and after extraordinary gain for the three month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended March 31, 2001 and 2000.

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

Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

The  Company's  cash  balance  as  of  March  31,  2001  was  $7,244.

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

                       CHASE PACKAGAING CORPORATION


Dated: May 6, 2002

                          ---------------------------
                          Ann W. Green
                          (Assistance Secretary
                          and Principal Financial and Accounting Officer)