Form 10QSB
period 2001-06-30
CHASE PACKAGING CORP
filed 2002-05-28
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________

      Commission  File  Number:  0-21609
                                 -------

                          CHASE PACKAGING CORPORATION
-----------------------------------------------------------------------
     (Exact  name  of  registrant  as  specified  in  its  charter)

       Texas                                     93-1216127
----------------------                    ----------------------------
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
                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                  Outstanding  at  June,  2001
-----------------------                        -------------------------------
Common  Stock,  par  value  $.10  per  share   7,002,964  shares

                                    - INDEX -

                                                                                        PAGE(S)
                                                                                        -------
PART  I.     Financial  Information:

ITEM  1.     Financial  Statements

             Condensed  Balance  Sheets  -  June  30,  2001  (Unaudited)
             and  December  31,  2000                                                      3.

             Condensed  Statements  of  Operations  (Unaudited)  -  Cumulative  Period
             During  the  Development  Stage  (January  1,  1999  to  June  30,  2001)
             and  the  Three  and  Six  Months  Ended  June  30,  2001  and  2000          4.

             Condensed  Statements  of  Cash  Flows  (Unaudited)  -  Cumulative  Period
             During  the  Development  Stage  (January  1,  1999  to  June  30,  2001)
             and  the  Six  Months  Ended  June  30,  2001  and  2000                             5.

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

PART  I.     FINANCIAL  INFORMATION:

ITEM  I.     FINANCIAL  STATEMENTS:

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------


                                   - ASSETS -

                                                            JUNE        December
                                                          30, 2001      31, 2000
                                                         -----------    ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                          $     3,334   $     7,168
                                                        ------------  ------------

TOTAL ASSETS                                            $     3,334   $     7,168
                                                        ============  ============

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
      Accrued expenses                                  $    25,187   $    25,187
                                                        ------------  ------------

TOTAL CURRENT LIABILITIES                                    25,187        25,187
                                                        ------------  ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred stock $1.00 par value; 4,000,000
    shares authorized, none issued                                -             -
   Common stock, $.10 par value 25,000,000 authorized
    7,002,964 issued in 2001 and 2000                       700,296       700,296
   Additional paid-in capital                             2,914,207     2,914,207
   Accumulated deficit                                   (3,626,121)   (3,626,121)
   Deficit accumulated during the development stage         (10,235)       (6,401)
                                                        ------------  ------------
                                                            (21,853)      (18,019)
                                                        ------------  ------------

                                                            $  3,334  $     7,168
                                                        ============  ============

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)

                                      CUMULATIVE
                                      DURING THE
                                      DEVELOPMENT
                                         STAGE             THREE MONTHS ENDED         Six Months Ended
                                      (JANUARY 1, 1999          JUNE 30,                  June 30,
                                      TO JUNE 30, 2001)       2001       2000          2001       2000
                                      -----------------    ---------   --------    ---------      -------

NET SALES                            $  -                  $  -         $   -      $    -           $  -
                                     --------              ---------    ---------  ---------      ---------
COSTS AND EXPENSES:

General and administrative expense    11,120                  3,974        -            3,974          251
Interest and other income               (885)                   (64)      (133)          (140)        (279)
                                     ----------            ---------  ----------   ------------   ---------
TOTAL COSTS AND EXPENSES              10,235                  3,910       (133)         3,834          (28)
                                     ----------            ---------  ----------    -----------   -----------

INCOME (LOSS) BEFORE INCOME
 TAXES                               (10,235)                (3,910)       133         (3,834)          28

   Income tax expense                   -                     -            -              -            -
                                     ----------            ---------   -----------  -----------    -----------

NET INCOME (LOSS)                    $(10,235)             $ (3,910)  $    133      $  (3,834)    $   28
                                     ==========           ==========  ==========    ===========   ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 7,002,964             7,002,964  7,002,964     7,002,964      7,002,964
                                     ==========           ==========  ==========    ===========    ===========

INCOME (LOSS) PER COMMON
 SHARE                               $   -                $   -        $  -         $     -       $   -

                                     ==========           ==========  ==========    ===========    ===========

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)

                                                   CUMULATIVE DURING
                                                    THE DEVELOPMENT
                                                          STAGE                          Six Months Ended
                                                    (JANUARY 1, 1999                         June 30,
                                                                                         ------------------
                                                    TO JUNE 30, 2001                 2001              2000
                                                    ----------------                ------             -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (10,235)                  $ (3,834)            $    28

Change in assets and liabilities:
Accounts payable and accrued expenses                      1,908                        -                (5,500)
                                                    -----------------             ---------------       ----------
NET CASH (UTILIZED) BY OPERATING ACTIVITIES               (8,327)                    (3,834)             (5,472)

CASH FLOWS FROM INVESTING ACTIVITIES                         -                          -                   -

CASH FLOWS FROM FINANCING ACTIVITIES                         -                          -                   -
                                                    -----------------             -----------           ----------

NET (DECREASE) IN CASH                                    (8,327)                    (3,834)             (5,472)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                  11,661                      7,168              13,559
                                                    -----------------             -----------            ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD          $     3,334                   $  3,334             $ 8,087
                                                     =================          =============           =============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                             $    -                        $    -               $     -

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2001
                                  -------------
                                   (UNAUDITED)


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


In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the six month periods ended June 30, 2001 and 2000.


The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2000 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


NOTE   2   -     LOSS  PER  COMMON  SHARE:

Loss per common share for the three and six month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended June 30, 2001 and 2000.

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

Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

The  Company's  cash  balance  as  of  June  30,  2001  was  $3,334.

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