Form 10QSB
period 2001-09-30
CHASE PACKAGING CORP
filed 2002-05-28
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2001

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
                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                        Outstanding  at  September  30,  2001
-----------------------          --------------------------------------------
Common  Stock,  par  value
$.10  per  share                            8,132,275  shares

                                    - INDEX -

               PAGE(S)
               -------
PART  I.     Financial  Information:

ITEM  1.     Financial  Statements

             Condensed  Balance  Sheets  -  September  30,  2001  (Unaudited)
             and  December  31,  2000                                                                 3.

             Condensed  Statements  of  Operations  (Unaudited)  -  Cumulative  Period
             During  the  Development  Stage  (January  1,  1999  to  September  30,  2001)
             and  the  Three  and  Nine  Months  Ended  September  30,  2001  and 2000                4.

             Condensed  Statements  of  Cash  Flows  (Unaudited)  -  Cumulative  Period
             During  the  Development  Stage  (January  1,  1999  to  September  30,  2001)
             and  the  Nine  Months  Ended  September  30,  2001  and  2000                           5.

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


                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            CONDENSED BALANCE SHEETS
                            ------------------------


                                   - ASSETS -


                                                                     SEPTEMBER      December
                                                                      30, 2001      31, 2000
                                                                     ------------   ------------
                                                                     (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                      $     7,547   $     7,168
                                                                    ------------  ------------

TOTAL ASSETS                                                        $     7,547   $     7,168
                                                                    ============  ============

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
      Accrued expenses                                              $    25,187   $    25,187
                                                                    ------------  ------------

TOTAL CURRENT LIABILITIES                                                25,187        25,187
                                                                    ------------  ------------




COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Preferred stock $1.00 par value; 4,000,000
    shares authorized, none issued                                            -             -
   Common stock, $.10 par value 25,000,000 authorized
    8,132,275 and 7,002,964 issued in 2001 and 2000, respectively       813,228       700,296
   Additional paid-in capital                                         2,806,775     2,914,207
   Accumulated deficit                                               (3,626,121)   (3,626,121)
   Deficit accumulated during the development stage                     (11,522)       (6,401)
                                                                    ------------  ------------
                                                                        (17,640)      (18,019)
                                                                    ------------  ------------

                                                                    $     7,547   $     7,168
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

                                       CUMULATIVE DURING
                                       THE DEVELOPMENT
                                            STAGE
                                       (JANUARY 1, 1999    THREE MONTHS ENDED            Nine Months Ended
                                       TO SEPTEMBER 30,       SEPTEMBER 30,                 September 30,
                                            2001)            2001       2000              2001          2000
                                       ---------------     ---------  ---------         ---------     ---------

NET SALES                                 $   -            $   -       $   -           $   -          $    -
                                        ------------       ---------   ----------    ------------     -----------
COSTS AND EXPENSES:

General and administrative expense         12,460           1,340        1,385             5,314         1,636
Interest and other income                    (938)            (53)        (348)            (193)         (627)
                                          ------------     ---------     ----------   -----------     -----------
TOTAL COSTS AND EXPENSES                   11,522           1,287        1,037             5,121         1,009
                                        ------------     ---------     ----------     -----------     -----------


(LOSS) BEFORE INCOME TAXES                (11,522)         (1,287)       1,037)          (5,121)       (1,009)


   Income tax expense                         -                -            -               -            -
                                        ------------     ---------     ----------     ------------    -----------

NET (LOSS)                              $ (11,522)       $ (1,287)     $(1,037)        $ (5,121)      $  (1,009)
                                        ============     =========     ==========     ============    ===========
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     7,002,964       7,002,964      7,002,964     7,002,964       7,002,964
                                        ============     =========     ==========     ============    ===========
(LOSS) PER COMMON
 SHARE                                  $   -            $    -        $   -           $   -           $   -
                                        ============     =========     ==========     ============    ===========



                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)

                                                     CUMULATIVE DURING
                                                      THE DEVELOPMENT
                                                          STAGE
                                                     (JANUARY 1, 1999 TO       Nine Months Ended
                                                      SEPTEMBER 30,              September 30,
                                                          2001                2001          2000
                                                  -----------------------     ---------     ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               $ (11,522)              $ (5,121)    $(1,009)

Change in assets and liabilities:
Accounts payable and accrued expenses                      1,908                    -        (5,500)
                                                       -------------           --------     ---------
NET CASH (UTILIZED) BY OPERATING ACTIVITIES               (9,614)                (5,121)     (6,509)

CASH FLOWS FROM INVESTING ACTIVITIES                        -                      -           -

CASH FLOWS FROM FINANCING ACTIVITIES                        -                      -           -
 Proceeds from sale of equity securities                  5,500                  5,500         -
                                                       -------------           --------     ---------

NET INCREASE (DECREASE) IN CASH                          (4,114)                   379       (6,509)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                 11,661                  7,168       13,559
                                                       -------------           --------     ---------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD            $   7,547               $ 7,547      $ 7,050
                                                       =============           ========     ==========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                               $   -                    $   -         $     -

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (UNAUDITED)


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

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the nine month periods ended September 30, 2001 and 2000.


The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2000 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.



NOTE   2   -  LOSS  PER  COMMON  SHARE:

Loss per common share for the three and nine month periods were calculated by dividing net loss for the period by the number of shares outstanding for the period ended September 30, 2001 and 2000.

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

Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the quarter ended September 30, 2001, the Company's cash balance as of September 30, 2001 was $7,547.

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



                                   CHASE  PACKAGING  CORPORATION
                                   -----------------------------





                                   -------------------------
Date:  May  6,  2002               Ann  W.  Green
                                   (Assistant  Secretary
                                   and  Principal  Financial  and
                                   Accounting  Officer)