Form 10KSB
period 2001-12-31
CHASE PACKAGING CORP
filed 2002-05-28
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  fiscal year ended December 31, 2001     Commission File Number 0-21609

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants= knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers  revenues  for  the  most  recent  fiscal  year  -  $  N/A
                                                            ------
The  aggregate  market  value  of  voting  stock  held  by non-affiliates of the registrant  as  of  December  31,  2001  was
$  N/A
------

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court.  Yes   X  No
             ---   ---

As of December 31, 2001, the registrant had outstanding 8,132,275 shares of Common Stock ($.10 par value)

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

None.


ITEM  3.  LEGAL  PROCEEDINGS.

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 2001 was not known. As a result of the events detailed above, the Company's securities trade on an extremely limited basis.



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

Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001, the Company's cash balance as of December 31, 2001 was $7,582.

ITEM  7.  FINANCIAL  STATEMENTS.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                 ----------------------------------------------



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

     Statements  of  Cash  Flows                           F-6

Notes  to  Financial  Statements.                          F-7

                          INDEPENDENT AUDITORS' REPORT



To  The  Shareholders
Chase  Packaging  Corporation



We have audited the balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 2001 and 2000 and the related statement of operations for the periods then ended. In addition, we have audited the statements of shareholders' equity (deficit) and cash flows for the period from January 1, 1999 to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





                              -----------------------------
                               LAZAR  LEVINE  &  FELIX  LLP


New  York,  New  York
March  22,  2002

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------
                        AS OF DECEMBER 31, 2001 AND 2000
                        --------------------------------



                                                                              2001          2000
                                                                          ------------  ------------
                                   - ASSETS -
CURRENT ASSETS:
Cash and cash equivalents                                                 $     7,582   $     7,168
                                                                          ------------  ------------

TOTAL ASSETS                                                              $     7,582   $     7,168
                                                                          ============  ============


                  - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
Accrued expenses                                                          $    25,187   $    25,187
                                                                          ------------  ------------

TOTAL CURRENT LIABILITIES                                                      25,187        25,187
                                                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
Preferred stock $1.00 par value; 4,000,000 shares authorized                        -             -
Common stock $.10 par value, 25,000,000 shares authorized, 8,132,275 and
 7,002,964 shares issued and outstanding for 2001 and 2000, respectively      813,228       700,296
Additional paid-in capital                                                  2,806,775     2,914,207
Accumulated deficit                                                        (3,626,121)   (3,626,121)
Deficit accumulated during the development stage                              (11,487)       (6,401)
                                                                          ------------  ------------
                                                                              (17,605)      (18,019)
                                                                          ------------  ------------

                                                                          $     7,582   $     7,168
                                                                          ============  ============

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                   CUMULATIVE
                                   DURING  THE
                                   DEVELOPMENT
                                   STAGE
                                   (JANUARY 1,
                                   1999 TO       FOR  THE  YEAR  ENDED
                                   DECEMBER 31,     DECEMBER 31
                                   2001)         2001     2000
                                   ----------  --------  -------
NET SALES                           $      -   $     -   $    -
                                    ---------  --------  -------

COSTS AND EXPENSES:
General and administrative expense    12,460     5,314    1,636
Interest income                         (973)     (228)    (745)
                                    ---------  --------  -------
                                      11,487     5,086      891
                                    ---------  --------  -------

LOSS BEFORE INCOME TAXES             (11,487)   (5,086)    (891)

Provision for income taxes                 -         -        -
                                    ---------  --------  -------

NET LOSS                            $(11,487)  $(5,086)  $ (891)
                                    =========  ========  =======



LOSS PER SHARE                      $      -   $     -   $    -
                                    =========  ========  =======


                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       ----------------------------------



                                        COMMON STOCK
                                        ------------
                                                                                       DEFICIT
                                                                                     ACCUMULATED
                                                            ADDITIONAL                DURING THE
                                                             PAID-IN     ACCUMULATED DEVELOPMENT
                                       SHARES     AMOUNT     CAPITAL      DEFICIT       STAGE      TOTAL
                                      ---------  --------  -----------  ------------  ---------  ---------

Balance at January 1, 1999            7,002,964  $700,296  $2,914,207   $(3,626,121)  $      -   $(11,618)

Net loss for the year ended
 December 31, 1999                            -         -           -             -     (5,510)    (5,510)
                                      ---------  --------  -----------  ------------  ---------  ---------

Balance at December 31, 1999          7,002,964   700,296   2,914,207    (3,626,121)    (5,510)   (17,128)

Net loss for the year ended December
  31, 2000                                    -         -           -             -       (891)      (891)
                                       --------  --------  -----------  ------------  ---------  ---------

Balance at December 31, 2000          7,002,964  $700,296  $2,914,207   $(3,626,121)  $ (6,401)  $(18,019)
PRIVATE PLACEMENT AND WARRANT
 EXERCISE                             1,129,311   112,932    (107,432)            -          -      5,500

NET LOSS FOR THE YEAR ENDED
 DECEMBER 31, 2001                            -         -           -             -     (5,086)    (5,086)
                                      ---------  --------  -----------  ------------  ---------  ---------

BALANCE AT DECEMBER 31, 2001          8,132,275  $813,228  $2,806,775   $(3,626,121)  $(11,487)  $(17,605)
                                      =========  ========  ===========  ============  =========  =========

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------




                                                      CUMULATIVE
                                                      DURING THE
                                                      DEVELOPMENT
                                                      STAGE
                                                      (JANUARY 1,    FOR THE YEAR ENDED
                                                      1999 TO           DECEMBER 31,
                                                      DECEMBER 31,   ------------------
                                                      2001            2001       2000
                                                      -----------    --------  --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(11,487)      $(5,086)  $  (891)

CHANGE IN ASSETS AND LIABILITIES:
Accounts payable                                         1,908             -    (5,500)
                                                      ---------      --------  --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES     (9,579)       (5,086)   (6,391)

CASH FLOWS FROM INVESTING ACTIVITIES                         -             -         -

CASH FLOWS FROM FINANCING ACTIVITIES                         -             -         -
PROCEEDS FROM PRIVATE PLACEMENT/EXERCISE OF STOCK
 WARRANTS                                                5,500         5,500         -
                                                      ---------      --------  --------

NET (DECREASE) INCREASE IN CASH
 EQUIVALENTS                                            (4,079)          414    (6,391)
Cash and cash equivalents, at beginning of year         11,661         7,168    13,559
                                                      ---------      --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR                $  7,582       $ 7,582   $ 7,168
                                                      =========      ========  ========

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------

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


     (B)     LOSS  PER  COMMON  SHARE:

Loss per common share was calculated by dividing the net loss by the weighted average number of shares outstanding for each period presented.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                           DECEMBER 31, 2001 AND 2000
                           --------------------------




NOTE   3   -     INCOME  TAXES:



                                                                      2001          2000
                                                               ------------  ------------
Deferred tax assets and liabilities consist of the following:

DEFERRED TAX ASSETS:
Net operating loss carry forwards                              $ 1,120,000   $ 1,120,000

Less valuation allowance                                        (1,120,000)   (1,120,000)
                                                               ------------  ------------
                                                               $         -   $         -
                                                               ============  ============



At December 31, 2001, Chase had approximately $3,300,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2011. The benefits of these NOL's may be substantially reduced in the future if the Company is successful in establishing a new business.

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




Name  and  Age              Date  Since               Business Experience and
                            Which                     Other  Directorships
                            Continuously a
                            Director of the
                            Company

Allen T. McInnes, 63        1993                      Chairman  of  the  Board  of  TGC Industries,Inc.
                                                      since 1993 and Chief Executive Officer  from  August,
                                                      1993  to  March  31,  1996;Executive  Vice President
                                                      and Director  of Tenneco, Inc. 1960-1992; Director of
                                                      TETRA Technologies since April 1,  1996  and  President
                                                      and  CEO  from  April  1,  1996  to  June  2001.


Herbert  M.  Gardner, 62    2001                      Senior Vice President of Janney Montgomery Scott, Inc.
                                                      investment  bankers, since 1978; Director of TGC Industries, since 1986;  Chairman  of  the  Board  and  a  Director of
                                                      Supreme Industries, Inc., a manufacturer  of  specialized
                                                      truck  bodies  and  shuttle buses, since 1979 and President since  1992; Director of Nu Horizons Electronics Corp., an electronic component  distributor;  Director  of  iDine
                                                      Rewards  Network  Inc.,  (formerly Transmedia  Network,
                                                      Inc.,)  a  leader  in  the  development  and  marketing of transaction-based  dining  and  other  consumer  savings
                                                      programs;  Director of Hirsch  International  Corp.,  an
                                                      importer  of  computerized embroidery machine application
                                                      software;  Director of Co-Active Marketing Group, Inc., a
                                                      marketing and  sales  promotion  company;  Director  of
                                                      Rumson-Fair  Haven Bank and Trust Company,  a  New  Jersey
                                                      state  independent, commercial bank and trust company.

William  J.  Barrett, 62    2001                      Senior Vice President of Janney Montgomery Scott  Inc.,
                                                      investment  bankers, since 1978; Secretary of TGC Industries,
                                                      Inc. since  1979  and  a  Director  of  TGC  Industries,
                                                      Inc. since 1986; Secretary, Assistant  Treasurer, and a
                                                      Director of Supreme Industries, Inc., a manufacturer of
                                                      specialized truck bodies and shuttle buses, since 1979;
                                                      Chairman of the Board of  Rumson-Fair  Haven  Bank and
                                                      Trust Company, a New Jersey state independent,commercial
                                                      bank  and  trust  company.


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

Allen  T.  McInnes      63          Chairman,  President



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


ITEM  11.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT.

The following table sets forth the names of those persons known to Management to be beneficial owners of more than five percent of the Company's $.10 par value Common Stock as of March 31, 2002. The table also sets forth information with respect to the Company's Common Stock which is beneficially owned by each director and executive officer of the Company, and by all directors and officers of the Company as a group, as of March 31, 2002 (including shares beneficially owned by such persons, pursuant to the rules of beneficial ownership, as a result of the ownership of certain warrants or options) according to data furnished by the persons named. Persons having direct beneficial ownership of the Company's Common Stock possess the sole voting and dispositive power in regard to such stock.


Name  and  address               Title  of  Class         Amount  and  Nature of    Approximate  Percentage
                                                          Beneficial  Owner         of  Class  (1)


Allen  T.  McInnes               Common                   1,318,954                 16.22%

Herbert  M.  Gardner             Common                   911,083  (2)              11.20%

William  J.  Barrett             Common                   1,035,060  (3)            12.73%

Special  Situations  Funds (4)   Common                   789,165                   9.70%
153  E.  53rd  Street,
51st  Fl.
New  York,  NY  10022

All  directors  &  officers
as  a  group (3  persons)        Common                   3,265,097  (2)            40.15%

(1) The percentage calculations have been made in accordance with Rule 13d- 3(d)
(1)  promulgated  under  the  Securities  Exchange  Act  of  1934.

(2) Excludes 78,590 shares of Common Stock owned by Herbert M. Gardner's wife. Mr. Gardner has disclaimed beneficial ownership of these shares.

(3) Excludes 119,345 shares of Common Stock owned by William J. Barrett's wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

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

                           CHASE PACKAGING CORPORATION


Date:  May  6,  2002          By:  ____________________________________
                                   Ann  W.  Green
                                   Assistant  Secretary
                                   Principal Financial and Accounting Officer