Form 10QSB
period 2002-06-30
CHASE PACKAGING CORP
filed 2002-08-13
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(X)  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                       SECURITIES  EXCHANGE  ACT  OF  1934
                For  the  quarterly  period  ended  June  30,  2002

     OR

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES  EXCHANGE  ACT  OF  1934
           For  the  transition  period  from  ______  to  ______

     Commission  File  Number:  0-21609
                                -------


                           CHASE PACKAGING CORPORATION
--------------------------------------------------------------------------------
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
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    YES   X   NO
             -----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                          Outstanding  at  July  31,  2002
-----------------------          -------------------------------------------
Common  Stock,  par  value                  8,627,275  shares
$.10  per  share

                                    - INDEX -



                                                                                                PAGE(S)
                                                                                               -------

PART  I.     Financial  Information:

ITEM  1.     Financial  Statements

             Balance  Sheets  -  June  30, 2002 (Unaudited) and December 31, 2001                  3.

             Statements  of  Operations  (Unaudited)  -  Cumulative  Period  During
               the  Development Stage (January 1, 1999 to June 30, 2002) and the Three and
               Six  Months  Ended  June  30,  2002  and  2001                                      4.

             Statements  of  Cash  Flows  (Unaudited)  -  Cumulative  Period  During
               the Development Stage (January 1, 1999 to June 30, 2002) and the Six Months
               Ended  June  30,  2002  and  2001                                                   5.

             Notes  to  Interim  Financial  Statements  (Unaudited)                                6.

ITEM  2.     Management's  Discussion  and  Analysis or Plan of Operation                          7.


PART  II.    Other  Information                                                                    8.


SIGNATURES                                                                                         9.

                                                                       Page 2



PART  I.     FINANCIAL  INFORMATION:

ITEM  I.     FINANCIAL  STATEMENTS:

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------

                                       -  ASSETS  -

                                                                              June 30,    December 31,
                                                                                2002          2001
                                                                            ------------  -----------
                                                                            (UNAUDITED)
CURRENT ASSETS:
 Cash and cash equivalents                                                  $     2,337   $     7,582
                                                                            ------------  ------------

TOTAL ASSETS                                                                $     2,337   $     7,582
                                                                            ============  ============

                         - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
Accrued expenses                                                            $    22,687   $    25,187
                                                                            ------------  ------------

TOTAL CURRENT LIABILITIES                                                        22,687        25,187
                                                                            ------------  ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
Preferred stock $1.00 par value; 4,000,000 shares authorized, none issued             -             -
Common stock, $.10 par value 25,000,000 authorized, 8,627,275 issued in
 2002 and 2001                                                                  862,728       862,728
Additional paid-in capital                                                    2,757,275     2,757,275
Accumulated deficit                                                          (3,626,121)   (3,626,121)
Deficit accumulated during the development stage                                (14,232)      (11,487)
                                                                            ------------  ------------
                                                                                (20,350)      (17,605)
                                                                            ------------  ------------

                                                                            $     2,337   $     7,582
                                                                            ============  ============

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

                                     CUMULATIVE
                                     DURING THE
                                     DEVELOPMENT
                                        STAGE          THREE MONTHS ENDED     SIX MONTHS ENDED
                                 (JANUARY 1, 1999          JUNE 30,               JUNE 30,
                                                  --------------------------------------------------
                                 TO JUNE 30, 2002) 2002         2001         2002         2001
                                  --------------- --------------------------------------------------
NET SALES                            $        -   $        -   $        -   $        -   $        -
                                     -----------  -----------  -----------  -----------  -----------
COSTS AND EXPENSES:
General and administrative expense       15,235        2,275        3,974        2,775        3,974
Interest and other income                (1,003)         (15)         (64)         (30)        (140)
                                     -----------  -----------  -----------  -----------  -----------
TOTAL COSTS AND EXPENSES                 14,232        2,260        3,910        2,745        3,834
                                     -----------  -----------  -----------  -----------  -----------

(LOSS) BEFORE INCOME TAXES              (14,232)      (2,260)      (3,910)      (2,745)      (3,834)

   Income tax expense                         -            -            -            -            -
                                     -----------  -----------  -----------  -----------  -----------

NET (LOSS)                           $  (14,232)  $   (2,260)  $   (3,910)  $   (2,745)  $   (3,834)
                                     ===========  ===========  ===========  ===========  ===========

WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING                          7,350,213    8,627,275    7,002,964    8,627,275    7,002,964
                                     ===========  ===========  ===========  ===========  ===========

(LOSS) PER COMMON SHARE              $        -   $        -   $        -   $        -   $        -
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

                                                    Cumulative During
                                                    the Development
                                                          Stage       Six Months Ended
                                                    (January 1, 1999       June 30,
                                                                      -------------------
                                                    to June 30, 2002   2002       2001
                                                   -----------------  ---------  --------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(14,232)  $(2,745)  $(3,834)

Change in assets and liabilities:
Accounts payable and accrued expenses                           (592)   (2,500)        -
                                                            ---------  --------  --------
NET CASH (UTILIZED) BY OPERATING ACTIVITIES                  (14,824)   (5,245)   (3,834)

CASH FLOWS FROM INVESTING ACTIVITIES                               -         -         -

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement/exercise of stock warrants     5,500         -         -
                                                            ---------  --------  --------

NET (DECREASE) IN CASH                                        (9,324)   (5,245)   (3,834)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF
PERIOD                                                        11,661     7,582     7,168
                                                            ---------  --------  --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                 $  2,337   $ 2,337   $ 3,334
                                                            =========  ========  ========


SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                    $      -   $     -   $     -


                       See notes to financial statements.
                                                                       Page 5

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                  JUNE 30, 2002
                                  -------------
                                   (UNAUDITED)


NOTE   1   -     BASIS  OF  PRESENTATION:

On June 25, 1997, Chase Packaging Corporation ("Chase" or "the Company") announced to employees and creditors that Chase would begin an orderly liquidation of all Chase's assets beginning at the close of business on June 30, 1997. On July 25, 1997, the Company notified its creditors by mail that the Company would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. The Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion. The Company ceased all operating activity as of June 30, 1997 and liquidation of all of its assets was completed as of December 31, 1997.

The Board of Directors has been devoting its efforts to establishing a new business and, accordingly, the Company is being treated as a development state stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 2002, the results of its operations for the three and six month periods ended June 30, 2002 and 2001 and its cash flows for the six month periods ended June 30, 2002.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


NOTE   2   -     LOSS  PER  COMMON  SHARE:

Loss per common share for the three and six month periods were calculated by dividing net loss for the period by the number of shares outstanding for the periods ended June 30, 2002 and 2001.


NOTE   3   -     SUBSEQUENT  EVENT:

In July 2002, subsequent to the balance sheet date, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing of this report.

ITEM  2.     MANAGEMENT'S  PLAN  OF  OPERATIONS:


Chase Packaging Corporation (the Company) had experienced cash losses for the past years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. During 1997, the Board of Directors determined that an orderly liquidation was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.

As part of the liquidation process, effective July 21, 1997, the Company sold most of its assets in Idaho Falls, Idaho (excluding real estate) to Lockwood Packaging Corporation for $330,000. The Company also sold the Idaho Falls real estate (land and building). During July and August of 1997, Chase sold most of its inventory in Portland to other packaging companies. The Company also sold its band label extruder for $125,000 with remaining inventory and machinery and equipment sold at an August 14 auction for gross proceeds of approximately $340,000. As of December 31, 1997, the Company had completed the liquidation of all of its assets.

Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance.

The Company's cash balance as of June 30, 2002 was $2,337. In July 2002, the Company received $8,000 in proceeds from the sale of its common stock

                           PART II.  OTHER INFORMATION


Item  1.     Legal  Proceedings

             None

Item  2.     Changes  in  Securities

             None

Item  3.     Defaults  upon  Senior  Securities

             None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

             None

Item  5.     Other  Information

             None

Item  6.     Exhibits  and  Reports

             Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                CHASE  PACKAGING  CORPORATION
                                -----------------------------



                                -----------------------------
Date:  August 12,  2002          Ann  W.  Green
                                (Assistant  Secretary
                                 and  Principal  Financial  and
                                 Accounting  Officer)