Form 10QSB
period 2002-09-30
CHASE PACKAGING CORP
filed 2002-11-13
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

(  )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to _________


   Commission File Number: 0-21609
                           -------


                           CHASE PACKAGING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                    93-1216127
------------------------------------      --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

              c/o Ann W. Green, 636 River Road, Fairhaven, NJ 07704
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (732) 741-1500
                -------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X     NO
    -------      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                      Outstanding at September 30, 2002
-------------------------------------------  -----------------------------------
Common Stock, par value $.10 per share              8,627,275 shares

                                    - INDEX -



                                                                                                                   Page(s)
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001                                    3.

               Statements of Operations (Unaudited) - Cumulative Period During
                  the Development Stage (January 1, 1999 to September 30, 2002)
                  and the Three and Nine Months Ended September 30, 2002 and
                  2001                                                                                                  4.

               Statements of Cash Flows (Unaudited) - Cumulative Period During
                  the Development Stage (January 1, 1999 to September 30, 2002) and the Nine Months
                  Ended September 30, 2002 and 2001                                                                     5.

               Notes to Interim Financial Statements (Unaudited)                                                        6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                                7.

ITEM 3.        Controls and Procedures                                                                                  7.

PART II.       Other Information                                                                                        8.


SIGNATURES                                                                                                              9.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A Development Stage Company)
                           ---------------------------
                                 BALANCE SHEETS
                                 --------------

                                   - ASSETS -

                                                                                            September 30,
                                                                                                 2002      December 31, 2001
                                                                                              (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents .......................................................     $      3,199      $      7,582
     Miscellaneous receivable ........................................................            5,090              --
                                                                                           ------------      ------------

TOTAL ASSETS .........................................................................     $      8,289      $      7,582
                                                                                           ============      ============








                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accrued expenses ................................................................     $     22,687      $     25,187
                                                                                           ------------      ------------

TOTAL CURRENT LIABILITIES ............................................................           22,687            25,187
                                                                                           ------------      ------------





COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock, $1.00 par value; 4,000,000 shares authorized, none issued ......             --                --
     Common stock,  $.10 par value authorized 25,000,000, 8,627,275 issued in 2002 and
       2001 ..........................................................................          862,728           862,728
     Additional paid-in capital ......................................................        2,757,275         2,757,275
     Common stock subscribed .........................................................            8,000              --
     Accumulated deficit .............................................................       (3,626,121)       (3,626,121)
     Deficit accumulated during the development stage ................................          (16,280)          (11,487)
                                                                                           ------------      ------------
                                                                                                (14,398)          (17,605)
                                                                                           ------------      ------------

                                                                                           $      8,289      $      7,582
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


                                              Cumulative During
                                               the Development
                                                    Stage
                                             (January 1, 1999 to        Three Months Ended              Nine Months Ended
                                                September 30,             September 30,                  September 30,
                                                                        ------------------              -----------------
                                                    2002)              2002           2001            2002            2001
                                                    ----               ----           ----            ----            ----

NET SALES ................................     $      --        $      --        $      --        $      --        $      --
                                               -----------      -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
    General and administrative expense ...          17,292            2,057            1,340            4,832            5,314
    Interest and other income ............          (1,012)              (9)             (53)             (39)            (193)
                                               -----------      -----------      -----------      -----------      -----------
TOTAL COSTS AND EXPENSES .................          16,280            2,048            1,287            4,793            5,121
                                               -----------      -----------      -----------      -----------      -----------

(LOSS) BEFORE INCOME TAXES ...............         (16,280)          (2,048)          (1,287)          (4,793)          (5,121)

   Income tax expense ....................            --               --               --               --               --
                                               -----------      -----------      -----------      -----------      -----------

NET (LOSS) ...............................     $   (16,280)     $    (2,048)     $    (1,287)     $    (4,793)     $    (5,121)
                                               ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       7,436,035        8,627,275        7,002,964        8,627,275        7,002,964
                                               ===========      ===========      ===========      ===========      ===========

(LOSS) PER COMMON SHARE ..................     $      --        $      --        $      --        $      --        $      --
                                               ===========      ===========      ===========      ===========      ===========




                       See notes to financial statements.

                                                                         Page 4.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                         (A Development Stage Company)
                          ---------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                      Cumulative During the
                                                                        Development Stage
                                                                       (January 1, 1999 to            Nine Months Ended
                                                                           September 30,                September 30,
                                                                                                   -----------------------
                                                                              2002                 2002               2001
                                                                              ----                 ----               ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ......................................................          $(16,280)          $ (4,793)          $ (5,121)

    Change in assets and liabilities:
         Miscellaneous receivable .................................            (5,090)            (5,090)              --
         Accounts payable and accrued expenses ....................              (592)            (2,500)              --
                                                                             --------           --------           --------
              Net cash (utilized) by operating activities .........           (21,962)           (12,383)            (5,121)


CASH FLOWS FROM INVESTING ACTIVITIES ..............................              --                 --                 --


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from private placement/exercise of stock warrants ....            13,500              8,000              5,500
                                                                             --------           --------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..............            (8,462)            (4,383)               379

    Cash and cash equivalents, at beginning of period .............            11,661              7,582              7,168
                                                                             --------           --------           --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD .......................          $  3,199           $  3,199           $  7,547
                                                                             ========           ========           ========



SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
       Interest ...................................................          $   --             $   --             $   --










                       See notes to financial statements.

                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


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

In the opinion of  management,  the  accompanying  unaudited  interim  condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 2002, the results of its operations for the three and nine month periods ended September 30, 2002 and 2001 and its cash flows for the nine month periods ended September 30, 2002.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2001 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


NOTE 2 - LOSS PER COMMON SHARE:

Loss per common share (basic and diluted) for the three and nine month periods were calculated by dividing the net loss for the period by the number of shares outstanding for the periods ended September 30, 2002 and 2001.


NOTE 3 - SHAREHOLDERS' EQUITY:

In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing of this report.





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

The Company's cash balance as of September 30, 2002 was $3,199.


ITEM 3. CONTROLS AND PROCEDURES:

An evaluation was performed, as of September 30, 2002, by our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2002.




                                                                         Page 7.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports

              Exhibit 99.1          Certification of the Principal
                                    Executive Officer pursuant to 18 U.S.C.
                                    Section 1350, as adopted pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 99.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






                                                                         Page 8.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CHASE PACKAGING CORPORATION
                                      ---------------------------




                                      ------------------------------
Date: November 13, 2002               Ann W. Green
                                      (Assistant Secretary
                                      and Principal Financial and
                                      Accounting Officer)



                                                                         Page 9.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Allen McInnes, president and principal executive officer of Chase Packaging Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chase Packaging Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 13, 2002


                                     ------------------------
                                     Allen McInnes



                                                                        Page 10.

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Ann W. Green, assistant secretary and principal financial and accounting officer of Chase Packaging Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Chase Packaging Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         November 13, 2002


                                          ---------------------------
                                          Ann W. Green




                                                                        Page 11.

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Chase Packaging Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen Mcinnes, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                         --------------------------------
                                         Allen McInnes
                                         President and Chief Executive Officer
November 13, 2002




                                                                        Page 12.

                                                                  Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of Chase Packaging Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ann
W. Green, Assistant Secretary and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                    ------------------------------
                                    Ann W. Green
                                    Assistant Secretary and
                                    Principal Financial Officer
November 13, 2002


                                                                        Page 13.