Form 10KSB
period 2002-12-31
CHASE PACKAGING CORP
filed 2003-04-15
CIK 1025771

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002       Commission File Number 0-21609

                           CHASE PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)

            Texas                                          93-1216127
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

636 River Road
Fairhaven, NJ                                                07704
(Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number, including area code: 732-741-1500 Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value (Title of Class)

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers revenues for the most recent fiscal year - $  N/A

The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2002 was $ N/A

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a
court. Yes  X   No
           ---

As of December 31, 2002, the registrant had outstanding 8,627,275 shares of Common Stock ($.10 par value)

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

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2002 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 2002 was not known. As a result of the events detailed above, the Company's securities trade on an extremely limited basis.

ITEM 6.  MANAGEMENT'S PLAN OF OPERATIONS:

The Company has experienced cash losses for the past years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. During 1997, the Board of Directors determined that an orderly liquidation was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation. Accordingly, the Company ceased all operations with the close of business on June 30, 1997.

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

As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002, the Company's cash balance as of December 31, 2002 was $8,100.

ITEM 7.  FINANCIAL STATEMENTS.

                           CHASE PACKAGING CORPORATION

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

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

   Statements of Cash Flows                                               F-6

Notes to Financial Statements.                                            F-7

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders
Chase Packaging Corporation

We have audited the balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 2002 and 2001 and the related statement of operations, shareholders' equity (deficit) and cash flows for the development stage period (from January 1, 1999 to December 31, 2002). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the three year period then ended in conformity with accounting principles generally accepted in the United States of America.



                                        -------------------------------------
                                        LAZAR LEVINE & FELIX LLP

New York, New York
March _____, 2003

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                     2002             2001
                                                                  -----------      -----------
                                - ASSETS -
CURRENT ASSETS:
   Cash and cash equivalents                                      $     8,100      $     7,582
                                                                  -----------      -----------

TOTAL ASSETS                                                      $     8,100      $     7,582
                                                                  ===========      ===========


                  - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses                                               $    24,787      $    25,187
                                                                  -----------      -----------

TOTAL CURRENT LIABILITIES                                              24,787           25,187
                                                                  -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
Preferred stock $1.00 par value; 4,000,000 shares authorized               --               --
Common stock $.10 par value, 25,000,000 shares authorized,
   8,627,275 shares issued and outstanding                            862,728          862,728
Additional paid-in capital                                          2,757,275        2,757,275
Common stock subscribed                                                 8,000               --
Accumulated deficit                                                (3,626,121)      (3,626,121)
Deficit accumulated during the development stage                      (18,569)         (11,487)
                                                                  -----------      -----------
                                                                      (16,687)         (17,605)
                                                                  -----------      -----------

                                                                  $     8,100      $     7,582
                                                                  ===========      ===========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                 CUMULATIVE
                                          DURING THE DEVELOPMENT        FOR THE YEAR ENDED
                                          STAGE (JANUARY 1, 1999           DECEMBER 31,
                                                   TO             ----------------------------
                                            DECEMBER 31, 2002        2002               2001
                                            -----------------      --------           --------
NET SALES                                       $     --           $     --           $     --
                                                --------           --------           --------

COSTS AND EXPENSES:
    General and administrative expense            19,598              7,138              5,314
    Interest income                               (1,029)               (56)              (228)
                                                --------           --------           --------
                                                  18,569              7,082              5,086
                                                --------           --------           --------

LOSS BEFORE INCOME TAXES                         (18,569)            (7,082)            (5,086)

      Provision for income taxes                      --                 --                 --
                                                --------           --------           --------

NET LOSS                                        $(18,569)          $ (7,082)          $ (5,086)
                                                ========           ========           ========


LOSS PER SHARE                                  $     --           $     --           $     --
                                                ========           ========           ========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                         DEFICIT
                                                                                                        ACCUMULATED
                                                           ADDITIONAL                                   DURING THE
                                     COMMON STOCK            PAID-IN      COMMON STOCK   ACCUMULATED   DEVELOPMENT
                                  SHARES       AMOUNT        CAPITAL       SUBSCRIBED      DEFICIT        STAGE           TOTAL
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------
Balance at January 1, 1999       7,002,964   $   700,296   $ 2,914,207    $        --   $(3,626,121)   $        --    $   (11,618)

Net loss for the year ended
    December 31, 1999                   --            --            --             --            --         (5,510)        (5,510)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 1999     7,002,964       700,296     2,914,207             --    (3,626,121)        (5,510)       (17,128)

Net loss for the year ended
    December 31, 2000                   --            --            --             --            --           (891)          (891)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2000     7,002,964       700,296     2,914,207             --    (3,626,121)        (6,401)       (18,019)

Private placement and
    warrant exercise             1,624,311       162,432      (156,932)            --            --             --          5,500

Net loss for the year ended
    December 31, 2001                   --            --            --             --            --         (5,086)        (5,086)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2001     8,627,275       862,728     2,757,275             --    (3,626,121)       (11,487)       (17,605)

Stock subscriptions                     --            --            --          8,000            --             --          8,000

NET LOSS FOR THE YEAR ENDED
    DECEMBER 31, 2002                   --            --            --             --            --         (7,082)        (7,082)
                               -----------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2002     8,627,275   $   862,728   $ 2,757,275    $     8,000   $(3,626,121)   $   (18,569)   $   (16,687)
                               ===========   ===========   ===========    ===========   ===========    ===========    ===========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                    CUMULATIVE
                                                              DURING THE DEVELOPMENT       FOR THE YEAR ENDED
                                                              STAGE (JANUARY 1, 1999           DECEMBER 31,
                                                                        TO             --------------------------
                                                                DECEMBER 31, 2002        2002             2001
                                                                -----------------      --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(18,569)        $ (7,082)        $ (5,086)

    CHANGE IN ASSETS AND LIABILITIES:
        Accounts payable                                                 1,508             (400)              --
                                                                      --------         --------         --------
     NET CASH (USED IN) OPERATING ACTIVITIES                           (17,061)          (7,482)          (5,086)
                                                                      --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                        --               --               --
                                                                      --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES                                        --               --               --
    PROCEEDS FROM PRIVATE PLACEMENT/EXERCISE OF STOCK WARRANTS           5,500               --            5,500
    CAPITAL CONTRIBUTION                                                 8,000            8,000               --
                                                                      --------         --------         --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                          13,500            8,000            5,500
                                                                      --------         --------         --------

NET (DECREASE) INCREASE IN CASH EQUIVALENTS                             (3,561)             518              414
     Cash and cash equivalents, at beginning of period                  11,661            7,582            7,168
                                                                      --------         --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $  8,100         $  8,100         $  7,582
                                                                      ========         ========         ========


                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

NOTE   3   -     INCOME TAXES:


                                                                          2002              2001
                                                                      -------------    -------------
                 Deferred tax assets and liabilities
                   consist of the following:

                 DEFERRED TAX ASSETS:
                     Net operating loss carry forwards                $   1,120,000    $   1,120,000

                     Less valuation allowance                            (1,120,000)      (1,120,000)
                                                                      -------------    -------------
                                                                      $          --    $          --
                                                                      =============    =============

                At December 31, 2001, Chase had approximately $3,300,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2011. The benefits of these NOL's may be substantially reduced in the future if the Company is successful in establishing a new business.

NOTE   4   -    SHAREHOLDERS' EQUITY:

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

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

The Board of Directors of the Company consists of three persons who will serve until the next annual meeting of shareholders of the Company. The following table sets forth certain information concerning the individuals serving as Directors of the Company:

Name and Age                     Date Since Which      Business Experience and Other Directorships
                                 Continuously a
                                 Director of the
                                 Company
Allen T. McInnes, 64             1993                 Chairman of the Board of TGC Industries, Inc. since 1993 and Chief
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

Herbert M. Gardner, 63           2001                 Executive   Vice   President  and  Treasurer  of   Barrett-Gardner
                                                      Associates,   Inc.,  an  investment  banking  firm;   Director  of
                                                      Co-Active  Marketing Group,  Inc., a marketing and sales promotion company;  Director of Hirsch  International  Corp., an importer of
                                                      computerized  embroidery  machines;   Director  of  iDine  Rewards
                                                      Network  Inc.,  a  leader  in the  development  and  marketing  of transaction-based  dining  and other  consumer  savings  programs;
                                                      Director of Nu Horizons Electronics Corp., an electronic component distributor;  Chairman  of  the  Board  and  Director  of  Supreme
                                                      Industries,  Inc., a manufacturer of specialized  truck bodies and shuttle buses,  since 1979 and President  since 1992;  Director of
                                                      TGC  Industries,   a  seismic   services   company;   Director  of
                                                      Rumson-Fair  Haven  Bank and Trust  Company,  a New  Jersey  state independent, commercial bank and trust company.

William J. Barrett, 63           2001                 President  of  Barrett-Gardner  Associates,  Inc.,  an  investment banking firm; Director of Supreme Industries,  Inc., a specialized manufacturer  of truck bodies and shuttle  buses;  Director of TGC
                                                      Industries,  Inc.,  a seismic  services  company;  Chairman of the
                                                      Board of Rumson-Fair  Haven Bank and Trust  Company,  a New Jersey
                                                      state independent, commercial bank and trust company.


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


Name                    Age      Position

Allen T. McInnes        64       Chairman, President


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the names of those persons known to Management to be beneficial owners of more than five percent of the Company's $.10 par value Common Stock as of March 31, 2002. [ANN - PLEASE VERIFY AND UPDATE WHERE NECESSARY] The table also sets forth information with respect to the Company's Common Stock which is beneficially owned by each director and executive officer of the Company, and by all directors and officers of the Company as a group, as of March 31, 2002 (including shares beneficially owned by such persons, pursuant to the rules of beneficial ownership, as a result of the ownership of certain warrants or options) according to data furnished by the persons named. Persons having direct beneficial ownership of the Company's Common Stock possess the sole voting and dispositive power in regard to such stock.


        Name and address                      Title of Class  Amount and Nature of    Approximate Percentage
                                                              Beneficial Owner        of Class (1)
        Allen T. McInnes                      Common          1,318,954               16.22%

        Herbert M. Gardner                    Common          911,083 (2)             11.20%

        William J. Barrett                    Common          1,035,060 (3)           12.73%

        Special Situations Funds (4)          Common          789,165                 9.70%
        153 E. 53rd Street, 51st Fl.
        New York, NY 10022

        All directors & officers as a group   Common          3,265,097 (2)           40.15%
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

                  (B) REPORTS ON FORM 8-K

                           None

ITEM 14. CONTROLS AND PROCEDURES

An evaluation was performed as of March 31, 2003,  under the  supervision of Ann
W.  Green,  our  sole  principal   financial  and  accounting  officer,  of  the
effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, Ms. Green has concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHASE PACKAGING CORPORATION

Date:                                       By:
       ----------------------               ------------------------------------
                                            Ann W. Green
                                            Assistant Secretary
                                            Principal Financial and Accounting
                                            Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, ALLEN MCINNES, PRESIDENT AND PRINCIPAL EXECUTIVE OFFICER OF CHASE PACKAGING CORPORATION, CERTIFY THAT:

     1. I have reviewed this annual report on Form 10-KSB of Chase Packaging Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


     April      , 2003


                                               ---------------------------------
                                               Allen McInnes

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, ANN W. GREEN, ASSISTANT SECRETARY AND PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER OF CHASE PACKAGING CORPORATION, CERTIFY THAT:

     1. I have reviewed this annual report on Form 10-KSB of Chase Packaging Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidating subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     April      , 2003


                                               ---------------------------------
                                               Ann W. Green

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Chase Packaging Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Allen Mcinnes, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                               ---------------------------------
                                               Allen McInnes
                                               President and Chief Executive
                                               Officer


April    , 2003

                                                                    EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Chase Packaging Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ann
W. Green, Assistant Secretary and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (3) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                               ---------------------------------
                                               Ann W. Green
                                               Assistant Secretary and
                                               Principal Financial Officer

April     , 2003