Form 10QSB
period 2003-03-31
CHASE PACKAGING CORP
filed 2003-05-16
CIK 1025771

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended March 31, 2003

                                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________


                         Commission File Number: 0-21609


                           CHASE PACKAGING CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Texas                                         93-1216127
------------------------------------       ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   636 River Road, Fairhaven, New Jersey 07704
               (Address of principal executive offices) (Zip Code)

                                 (732) 741-1500
                -----------------------------------------------
                (Issuer's telephone number, including area code)


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


                  Class                         Outstanding at March 31, 2003
---------------------------------------- -------------------------------------
Common Stock, par value $.10 per share           8,627,275 shares



                                    - INDEX -



                                                                                                                    Page(s)

PART I.        Financial Information:

ITEM 1.        Financial Statements

               Condensed Balance Sheets - March 31, 2003 (Unaudited)
               and December 31, 2002                                                                                    3.

               Condensed Statements of Operations (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to March 31, 2003)
               and the Three Months Ended March 31, 2003 and 2002                                                       4.

               Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to March 31, 2003)
               and the Three Months Ended March 31, 2003 and 2002                                                       5.

               Notes to Interim Condensed Financial Statements (Unaudited)                                              6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                                                7.


ITEM 3.        Controls and Procedures                                                                                  7.


PART II.       Other Information                                                                                        8.

Item 6         Exhibits and Reports on Form 8-K                                                                         9.


SIGNATURES 10.

EXHIBITS



PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                            March                     December
                                                                                          31, 2003                    31, 2002
                                                                                         ------------              -----------
                                                                                         (unaudited)

CURRENT ASSETS:gfv
    Cash and cash equivalents                                                            $      5,612             $      8,100
                                                                                         ------------             ------------

TOTAL ASSETS                                                                             $      5,612             $      8,100
                                                                                         ============             ============




                                         - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
    Accrued expenses                                                                     $     25,982             $     24,787
                                                                                         ------------             ------------

TOTAL CURRENT LIABILITIES                                                                      25,982                   24,787
                                                                             ------------------------    ---------------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Preferred stock $1.00 par value; 4,000,000
       shares authorized, none issued                                                          -                        -
    Common stock, $.10 par value 25,000,000 authorized
       8,627,275 issued in 2003 and 2002                                                      862,728                  862,728
    Additional paid-in capital                                                              2,757,275                2,757,275
    Common stock subscribed                                                                      8,000                     8,000
    Accumulated deficit                                                                    (3,626,121)              (3,626,121)
    Deficit accumulated during the development stage                                          (22,252)                 (18,569)
                                                                             -------------------------   ----------------------
                                                                                              (20,370)                 (16,687)
                                                                             -------------------------   ----------------------

                                                                                         $      5,612             $      8,100
                                                                                         ============             ============




                       See notes to financial statements.


                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Cumulative During the
                                                                             Development Stage         Three Months Ended
                                                                            (January 1, 1999 to             March 31,
                                                                                                       ------------------
                                                                              March 31, 2003)            2003             2002
                                                                           ---------------------       ---------         ---------

NET SALES                                                                          $        -        $        -        $       -
                                                                           ---------------------       -----------       ---------

COSTS AND EXPENSES:
    General and administrative expense                                                  23,298             3,700              500
    Interest income                                                                     (1,046)              (17)             (15)
                                                                          ---------------------    --------------   --------------
TOTAL COSTS AND EXPENSES                                                                22,252             3,683              485
                                                                          --------------------     -------------    -------------

(LOSS) BEFORE INCOME TAXES                                                             (22,252)           (3,683)            (485)
   Income tax expense                                                                       -                 -                -
                                                                          --------------------     -------------    ------------

NET (LOSS)                                                                         $   (22,252)      $    (3,683)     $      (485)
                                                                                   ============      ============     ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                        7,575,819         8,627,275        8,132,275
                                                                          ====================     =============    =============

(LOSS) PER COMMON SHARE                                                            $        -        $        -       $        -
                                                                                   ===========       ===========      ==========


                       See notes to financial statements.


                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Cumulative During the
                                                                          Development Stage             Three Months Ended
                                                                         (January 1, 1999 to                  March 31,
                                                                                                      -----------------------
                                                                           March 31, 2003)            2003               2002
                                                                           ---------------            ----               ----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                 $  (22,252)          $  (3,683)         $    (485)

    Change in assets and liabilities:
         Accounts payable and accrued expenses                                      2,703               1,195                500
                                                                       ------------------       -------------      -------------
              Net cash (utilized) provided by operating activities                (19,549)             (2,488)                15


CASH FLOWS FROM INVESTING ACTIVITIES                                               -                   -                  -


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement/exercise of stock warrants                     13,500                  -                  -
                                                                       ------------------       -------------      ------------

NET (DECREASE) INCREASE IN CASH                                                    (6,049)             (2,488)                15

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                  11,661               8,100              7,582
                                                                       ------------------       -------------      -------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                    $    5,612           $   5,612          $   7,597
                                                                               ==========           =========          =========


SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
       Interest                                                                $       -            $      -           $      -



                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (Unaudited)

NOTE   1   -    BASIS OF PRESENTATION:

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

                In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 2003 and the results of its operations and cash flows for the three month periods ended March 31, 2003 and 2002.

                The accounting policies followed by the Company are set forth in
                Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2002 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


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

ITEM 2.       MANAGEMENT'S PLAN OF OPERATIONS:


              Chase Packaging Corporation (the Company) experienced cash losses for past years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reductions. During 1997, the Board of Directors determined that an orderly liquidation was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation.

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

              Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

              As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002, the Company's cash balance as of March 31, 2003 was $5,612.

ITEM 3.     CONTROLS AND PROCEDURES:

              An evaluation was performed, as of March 31, 2003, by our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to March 31, 2002.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports

              None

              Exhibit 99.1          Certification of the Principal Executive Officer pursuant to 18 U.S.C.  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Acto of 2002.

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



                                               CHASE PACKAGING CORPORATION
                                              ---------------------------



Date: May 15, 2003                             Ann W. Green
                                               (Assistant Secretary
                                               and Principal Financial and
                                               Accounting Officer)

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

         May 15, 2003
                                                          ---------------
                                                           Allen McInnes

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

         May 15, 2003

                                                      ------------------------
                                                        Ann W. Green

                           CHASE PACKAGING CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            ------------
99.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.