Form 10QSB
period 2003-06-30
CHASE PACKAGING CORP
filed 2004-06-30
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

      Commission File Number: 0-21609
                              -------


                           CHASE PACKAGING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                          93-1216127
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
ncorporation or organization)


                   636 River Road, Fairhaven, New Jersey 07704
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (732) 741-1500
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                            Outstanding at June 30, 2003
--------------------------------------             ----------------------------
Common Stock, par value $.10 per share                    8,627,275 shares


                                                                         Page 1.

                                    - INDEX -

                                                                                        PAGE(S)
                                                                                        -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Condensed Balance Sheets - June 30, 2003 (Unaudited)
               and December 31, 2002                                                       2.

               Condensed Statements of Operations (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to June 30, 2003)
               and the Three and Six Months Ended June 30, 2003 and 2002                   3.

               Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to June 30, 2003)
               and the Six Months Ended June 30, 2003 and 2002                             4.

               Notes to Interim Condensed Financial Statements (Unaudited)                 5.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation                   6.

ITEM 3.        Controls and Procedures                                                     6.

PART II.       Other Information                                                           7.

Item 6         Exhibits and Reports on Form 8-K                                            7.

SIGNATURES                                                                                 8.

EXHIBITS

                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                               JUNE 30,         December 31,
                                                                2003               2002
                                                             -----------        -----------
                                                             (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                $     4,390        $     8,100
                                                             -----------        -----------

TOTAL ASSETS                                                 $     4,390        $     8,100
                                                             ===========        ===========


- LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
    Accrued expenses                                         $    25,982        $    24,787
                                                             -----------        -----------

TOTAL CURRENT LIABILITIES                                         25,982             24,787
                                                             -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Preferred stock $1.00 par value; 4,000,000
       shares authorized, none issued                                 --                 --
    Common stock, $.10 par value 25,000,000 authorized
       8,627,275 issued in 2003 and 2002                         862,728            862,728
    Additional paid-in capital                                 2,757,275          2,757,275
    Common stock subscribed                                        8,000              8,000
    Accumulated deficit                                       (3,626,121)        (3,626,121)
    Deficit accumulated during the development stage             (23,474)           (18,569)
                                                             -----------        -----------
                                                                 (21,592)           (16,687)
                                                             -----------        -----------

                                                             $     4,390        $     8,100
                                                             ===========        ===========

                       See notes to financial statements.

                                                                         Page 3.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                  Cumulative During the
                                    Development Stage       Three Months Ended                      Six Months Ended
                                   (January 1, 1999 to           June 30,                                June 30,
                                     June 30, 2003)        2003                2002               2003               2002
                                     --------------     -----------        -----------        -----------        -----------
NET SALES                            $        --        $        --        $        --        $        --        $        --
                                     -----------        -----------        -----------        -----------        -----------

COSTS AND EXPENSES:

    General and administrative
    expense                               24,533              1,235              2,275              4,935              2,775
    Interest income                       (1,059)               (13)               (15)               (30)               (30)
                                     -----------        -----------        -----------        -----------        -----------

TOTAL COSTS AND EXPENSES                  23,474              1,222              2,260              4,905              2,745
                                     -----------        -----------        -----------        -----------        -----------

(LOSS) BEFORE INCOME TAXES               (23,474)            (1,222)            (2,260)            (4,905)            (2,745)
   Income tax expense                         --                 --                 --                 --                 --
                                     -----------        -----------        -----------        -----------        -----------

NET (LOSS)                           $   (23,474)       $    (1,222)       $    (2,260)       $    (4,905)       $    (2,745)
                                     ===========        ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                         8,627,275          8,627,275          8,627,275          8,627,275          8,627,275
                                     ===========        ===========        ===========        ===========        ===========

(LOSS) PER COMMON SHARE              $        --        $        --        $        --        $        --        $        --
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

                                                                         Page 4.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Cumulative During the
                                                                     Development Stage         Six Months Ended
                                                                    (January 1, 1999 to           June 30,
                                                                      June 30, 2003)        2003            2002
                                                                      --------------      --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                            $(23,474)       $ (4,905)       $ (2,745)
    Change in assets and liabilities:
         Accounts payable and accrued expenses                               2,703           1,195          (2,500)
                                                                          --------        --------        --------
              NET CASH (UTILIZED) OPERATING ACTIVITIES                     (20,771)         (3,710)         (5,245)

CASH FLOWS FROM INVESTING ACTIVITIES                                            --              --              --

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement/exercise of stock warrants              13,500              --              --
                                                                          --------        --------        --------

NET (DECREASE) IN CASH                                                      (7,271)         (3,710)         (5,245)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           11,661           8,100           7,582
                                                                          --------        --------        --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $  4,390        $  4,390        $  2,337
                                                                          ========        ========        ========


SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
       Interest                                                           $     --        $     --        $     --

                       See notes to financial statements.

                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

            In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 2003 and the results of its operations and cash flows for the three month and six periods ended June 30, 2003 and 2002.

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

            Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

            As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002, the Company's cash balance as of June 30, 2003 was $4,390.

ITEM 3. CONTROLS AND PROCEDURES:

            (a) Evaluation of Disclosure Controls and Procedures.

            As of June 30, 2003, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the company required to be included in the company's period SEC filings.

            (b) Changes in Internal Control.

            Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses


                                                                         Page 7.

                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports

              Exhibit 31.1            Certification   of  the  Chief   Executive
                                      Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 31.2 Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              Exhibit 32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                                                         Page 8.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHASE PACKAGING CORPORATION


                                        /s/ Ann W. Green
Date: June 29, 2004                     ---------------------------------------
                                        Ann W. Green
                                        (Assistant Secretary
                                        and Principal Financial and
                                        Accounting Officer)


                                                                         Page 9.

                           CHASE PACKAGING CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003

                                  EXHIBIT INDEX

Exhibit
Number             Description
------             -----------

31.1               Certification  of the Chief  Executive  Officer  pursuant  to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



                                                                        Page 10.