Form 10QSB
period 2003-09-30
CHASE PACKAGING CORP
filed 2004-06-30
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

YES X NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at September 30, 2003
--------------------------------------        ---------------------------------
Common Stock, par value $.10 per share                8,627,275 shares

                                    - INDEX -

                                                                                             PAGE(S)
                                                                                             -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002           2.

               Statements of Operations (Unaudited) - Cumulative Period During
                  the Development Stage (January 1, 1999 to September 30, 2003)
                  and the Three and Nine Months Ended September 30, 2003 and
                  2002                                                                         3.

               Statements of Cash Flows (Unaudited) - Cumulative Period During
                  the Development Stage (January 1, 1999 to September 30, 2003)
                  and the Nine Months Ended September 30, 2003 and 2002                        4.

               Notes to Interim Financial Statements (Unaudited)                               5.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation                       6.

PART II.       Other Information                                                               7.

SIGNATURES                                                                                     8.

                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                   SEPTEMBER 30,
                                                                      2003          December 31, 2002
                                                                    -----------     -----------------
                                                                    (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                      $     1,073        $     8,100
     Miscellaneous receivable                                                --                 --
                                                                    -----------        -----------

TOTAL ASSETS                                                        $     1,073        $     8,100
                                                                    ===========        ===========


                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accrued expenses                                               $    25,982        $    24,787
                                                                    -----------        -----------

TOTAL CURRENT LIABILITIES                                                25,892             24,787
                                                                    -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock $1.00 par value; 4,000,000 shares
       authorized, none issued                                               --                 --
     Common stock, $.10 par value 25,000,000 authorized,
       8,627,275 issued in 2002 and 2001                                862,728            862,728
     Additional paid-in capital                                       2,757,275          2,757,275
     Common stock subscribed                                              8,000                 --
     Accumulated deficit                                             (3,626,121)        (3,626,121)
     Deficit accumulated during the development stage                   (26,791)           (18,569)
                                                                    -----------        -----------
                                                                        (24,909)           (16,687)
                                                                    -----------        -----------
                                                                    $     1,073        $     8,100
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

                                                                         Page 3.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           CUMULATIVE DURING
                                             THE DEVELOPMENT
                                                 STAGE                                                  Nine Months Ended
                                          (JANUARY 1, 1999 TO        THREE MONTHS ENDED           ----------------------------
                                              SEPTEMBER 30,             SEPTEMBER 30,                     September 30,
                                                  2003)            2003              2002            2003              2002
                                               -----------      -----------      -----------      -----------      -----------
NET SALES                                      $        --      $        --      $        --      $        --      $        --
                                               -----------      -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
    General and administrative expense              27,853            3,320            2,057            8,255            4,832
    Interest and other income                       (1,062)              (3)              (9)             (33)             (39)
                                               -----------      -----------      -----------      -----------      -----------
TOTAL COSTS AND EXPENSES                            26,791            3,317            2,048            8,222            4,793
                                               -----------      -----------      -----------      -----------      -----------

(LOSS) BEFORE INCOME TAXES                         (26,791)          (3,317)          (2,048)          (8,222)          (4,793)

   Income tax expense                                   --               --               --               --               --
                                               -----------      -----------      -----------      -----------      -----------

NET (LOSS)                                     $   (26,791)     $    (3,317)     $    (2,048)     $    (8,222)     $    (4,793)
                                               ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       8,627,275        8,627,275        8,627,275        8,627,275        8,627,275
                                               ===========      ===========      ===========      ===========      ===========

(LOSS) PER COMMON SHARE                        $        --      $        --      $        --      $        --      $        --
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

                                                                         Page 4.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                CUMULATIVE DURING THE
                                                                  DEVELOPMENT STAGE
                                                                 (JANUARY 1, 1999 TO     Nine Months Ended
                                                                      SEPTEMBER 30,         September 30,
                                                                          2003          2003          2002
                                                                        --------      --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                          $(26,791)     $ (8,222)     $ (4,793)

    Change in assets and liabilities:
         Miscellaneous receivable                                             --            --        (5,090)
         Accounts payable and accrued expenses                             2,703         1,195        (2,500)
                                                                        --------      --------      --------
              NET CASH (UTILIZED) BY OPERATING ACTIVITIES                (24,088)       (7,027)      (12,383)


CASH FLOWS FROM INVESTING ACTIVITIES                                          --            --            --

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from private placement/exercise of stock warrants            13,500            --         8,000
                                                                        --------      --------      --------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              (10,588)       (7,027)       (4,383)

    Cash and cash equivalents, at beginning of period                     11,661         8,100         7,582
                                                                        --------      --------      --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                             $  1,073      $  1,073      $  3,199
                                                                        ========      ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                         $     --      $     --      $     --

                       See notes to financial statements.

                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

            In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 2003, the results of its operations for the three and nine month periods ended September 30, 2003 and 2002 and its cash flows for the nine month periods ended September 30, 2003.

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

NOTE 2 - LOSS PER COMMON SHARE:

            Loss per common share for the three and nine month periods were calculated by dividing net loss for the period by the number of shares outstanding for the periods ended September 30, 2003 and 2002.

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

            The Company's cash balance as of September 30, 2003 was $1,073.

ITEM 3. CONTROLS AND PROCEDURES:

            (a) Evaluation of Disclosure Controls and Procedures.

            As of September 30, 2003, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the company required to be included in the company's period SEC filings.

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


                                CHASE PACKAGING CORPORATION


                                /s/ Ann W. Green
                                -------------------------------------
Date: June 29, 2004             Ann W. Green
                                (Assistant Secretary
                                and Principal Financial and
                                Accounting Officer)



                                                                         Page 9.