Form 10KSB
period 2003-12-31
CHASE PACKAGING CORP
filed 2004-06-30
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003       Commission File Number 0-21609

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers revenues for the most recent fiscal year - $ N/A The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2003 was $ N/A

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

As of December 31, 2003, the registrant had outstanding 8,627,275 shares of Common Stock ($.10 par value)

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

None.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2003 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 2003 was not known. As a result of the events detailed above, the Company's securities trade on an extremely limited basis.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:


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

As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002, the Company's cash balance as of December 31, 2003 was $1,074.

ITEM 7.  FINANCIAL STATEMENTS.

                           CHASE PACKAGING CORPORATION
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

   Statements of Cash Flows                                            F-6

Notes to Financial Statements.                                         F-7

                          INDEPENDENT AUDITORS' REPORT

To The Shareholders
Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 2003 and 2002 and the related statement of operations, shareholders' equity (deficit) and cash flows for the development stage period (from January 1, 1999 to December 31, 2003). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the development stage period ended December 31, 2003 period in conformity with accounting principles generally accepted in the United States of America.

                                           ------------------------------------
                                           LAZAR LEVINE & FELIX LLP

New York, New York
June 25, 2004

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                                      2003             2002
                                                                   -----------      -----------
                                   - ASSETS -

CURRENT ASSETS:
   Cash and cash equivalents                                       $     1,074      $     8,100
                                                                   -----------      -----------

TOTAL ASSETS                                                       $     1,074      $     8,100
                                                                   ===========      ===========


                   - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses                                                $    25,982      $    24,787
                                                                   -----------      -----------

TOTAL CURRENT LIABILITIES                                               25,982           24,787
                                                                   -----------      -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
Preferred stock $1.00 par value;
  4,000,000 shares authorized                                               --               --
Common stock $.10 par value,
  25,000,000 shares authorized,
  8,627,275 shares issued and outstanding                              862,728          862,728
Additional paid-in capital                                           2,757,275        2,757,275
Common stock subscribed                                                  8,000            8,000
Accumulated deficit                                                 (3,626,121)      (3,626,121)
Deficit accumulated during the development stage                       (26,790)         (18,569)
                                                                   -----------      -----------
                                                                       (24,908)         (16,687)
                                                                   -----------      -----------

                                                                   $     1,074      $     8,100
                                                                   ===========      ===========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                            CUMULATIVE
                                       DURING THE DEVELOPMENT
                                       STAGE (JANUARY 1, 1999    FOR THE YEAR ENDED
                                                TO                  DECEMBER 31,
                                         DECEMBER 31, 2003      2003            2002
                                         -----------------   --------        --------
NET SALES                                    $     --        $     --        $     --
                                             --------        --------        --------

COSTS AND EXPENSES:
    General and administrative expense         27,853           8,255           7,138
    Interest income                            (1,063)            (34)            (56)
                                             --------        --------        --------
                                               26,790           8,221           7,082
                                             --------        --------        --------


LOSS BEFORE INCOME TAXES                      (26,790)         (8,221)         (7,082)

      Provision for income taxes                   --              --              --
                                             --------        --------        --------

NET LOSS                                     $(26,790)       $ (8,221)       $ (7,082)
                                             ========        ========        ========

LOSS PER SHARE                               $     --        $     --        $     --
                                             ========        ========        ========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                          DEFICIT
                                                                                                        ACCUMULATED
                                                            ADDITIONAL                                   DURING THE
                                     COMMON STOCK            PAID-IN      COMMON STOCK    ACCUMULATED   DEVELOPMENT
                                  SHARES       AMOUNT        CAPITAL       SUBSCRIBED       DEFICIT        STAGE           TOTAL
                                 ---------   -----------   -----------    -----------   -----------    -----------    -----------
Balance at January 1, 1999       7,002,964   $   700,296   $ 2,914,207    $        --   $(3,626,121)   $        --    $   (11,618)

Net loss for the year ended
    December 31, 1999                   --            --            --             --            --         (5,510)        (5,510)
                                 ---------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 1999     7,002,964       700,296     2,914,207             --    (3,626,121)        (5,510)       (17,128)

Net loss for the year ended
    December 31, 2000                   --            --            --             --            --           (891)          (891)
                                 ---------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2000     7,002,964       700,296     2,914,207             --    (3,626,121)        (6,401)       (18,019)

Private placement and
    warrant exercise             1,624,311       162,432      (156,932)            --            --             --          5,500

Net loss for the year ended
    December 31, 2001                   --            --            --             --            --         (5,086)        (5,086)
                                 ---------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2001     8,627,275       862,728     2,757,275             --    (3,626,121)       (11,487)       (17,605)

Stock subscriptions                     --            --            --          8,000            --             --          8,000

NET LOSS FOR THE YEAR ENDED
    DECEMBER 31, 2002                   --            --            --             --            --         (7,082)        (7,082)
                                 ---------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2002     8,627,275       862,728     2,757,275          8,000    (3,626,121)       (18,569)       (16,687)

NET LOSS FOR THE YEAR ENDED
    DECEMBER 31, 2003                   --            --            --             --            --         (8,221)        (8,221)
                                 ---------   -----------   -----------    -----------   -----------    -----------    -----------

BALANCE AT DECEMBER 31, 2003     8,627,275   $   862,728   $ 2,757,275    $     8,000   $(3,626,121)   $   (26,790)   $   (24,908)
                                 =========   ===========   ===========    ===========   ===========    ===========    ===========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                  CUMULATIVE
                                                             DURING THE DEVELOPMENT     FOR THE YEAR ENDED
                                                           STAGE (JANUARY 1, 1999 TO       DECEMBER 31,
                                                               DECEMBER 31, 2003)      2003            2002
                                                               ------------------    --------        --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(26,790)       $ (8,221)       $ (7,082)

    CHANGE IN ASSETS AND LIABILITIES:
        Accrued expenses                                                2,703           1,195            (400)
                                                                     --------        --------        --------

     NET CASH (USED IN) OPERATING ACTIVITIES                          (24,087)         (7,026)         (7,482)
                                                                     --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES                                       --              --              --
                                                                     --------        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES                                       --              --              --
    PROCEEDS FROM PRIVATE PLACEMENT/EXERCISE OF STOCK WARRANTS          5,500              --              --
    CAPITAL CONTRIBUTION                                                8,000              --           8,000
                                                                     --------        --------        --------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                         13,500              --           8,000
                                                                     --------        --------        --------

NET (DECREASE) INCREASE IN CASH EQUIVALENTS                           (10,587)         (7,026)            518
     Cash and cash equivalents, at beginning of period                 11,661           8,100           7,582
                                                                     --------        --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,074        $  1,074        $  8,100
                                                                     ========        ========        ========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE 3 - INCOME TAXES:

                                                                                               2003                     2002
                                                                                           -------------            -------------
                 Deferred tax assets and liabilities consist of the following:
                 DEFERRED TAX ASSETS:
                     Net operating loss carry forwards                                     $   1,120,000            $   1,120,000

                     Less valuation allowance                                                 (1,120,000)              (1,120,000)
                                                                                           -------------            -------------
                                                                                           $          -             $          -
                                                                                           =============            =============

            At December 31, 2003, Chase had approximately $3,300,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2011. The benefits of these NOL's may be substantially reduced in the future if the Company is successful in establishing a new business.

NOTE 4 - SHAREHOLDERS' EQUITY:

            In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

As of December 31, 2003, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the company required to be included in the company's period SEC filings.

(b) Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Board of Directors of the Company consists of three persons who will serve until the next annual meeting of shareholders of the Company. The following table sets forth certain information concerning the individuals serving as Directors of the Company:

Name and Age                     Date Since Which      Business Experience and Other Directorships
                                 Continuously a
                                 Director of the
                                 Company
Allen T. McInnes, 65             1993                  Currently Dean of the Business School of Texas Tech  University;  Chairman
                                                       of the  Board of TGC  Industries,  Inc.  since  1993 and  Chief  Executive
                                                       Officer from August, 1993 to March 31, 1996;  Executive Vice President and
                                                       Director of Tenneco, Inc. 1960-1992;  Director of TETRA Technologies since
                                                       April 1, 1996

Herbert M. Gardner, 64           2001                  Executive  Vice  President  and Treasurer of  Barrett-Gardner  Associates,
                                                       Inc., an investment banking firm;  Director of Co-Active  Marketing Group,
                                                       Inc.,  a  marketing  and sales  promotion  company;  Director  of  Rewards
                                                       Network   Inc.,   a  leader   in  the   development   and   marketing   of
                                                       transaction-based  dining and other consumer savings and rewards programs;
                                                       Director  of  Nu  Horizons  Electronics  Corp.,  an  electronic  component distributor;  Chairman of the Board and  Director  of Supreme  Industries,
                                                       Inc., a manufacturer of specialized truck bodies and shuttle buses,  since
                                                       1979 and  President  since  1992;  Director of TGC  Industries,  a seismic services company;  Director of Rumson-Fair Haven Bank and Trust Company, a
                                                       New Jersey state independent, commercial bank and trust company.

Name and Age                     Date Since Which      Business Experience and Other Directorships
                                 Continuously a
                                 Director of the
                                 Company
William J. Barrett, 64           2001                  President of  Barrett-Gardner  Associates,  Inc.,  an  investment  banking firm; Director of Supreme Industries,  Inc., a specialized manufacturer of truck  bodies and shuttle  buses;  Director  of TGC  Industries,  Inc.,  a seismic services company;  Chairman of the Board of Rumson-Fair Haven Bank and Trust Company,  a New Jersey state  independent,  commercial  bank and trust company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the names of those persons known to Management to be beneficial owners of more than five percent of the Company's $.10 par value Common Stock as of June 1, 2003. The table also sets forth information with respect to the Company's Common Stock which is beneficially owned by each director and executive officer of the Company, and by all directors and officers of the Company as a group, as of June 1, 2003 (including shares beneficially owned by such persons, pursuant to the rules of beneficial ownership, as a result of the ownership of certain warrants or options) according to data furnished by the persons named. Persons having direct beneficial ownership of the Company's Common Stock possess the sole voting and dispositive power in regard to such stock.

                                                                  Amount and Nature of       Approximate Percentage
        Name and address                         Title of Class   Beneficial Owner           of Class (1)
        Allen T. McInnes                         Common           1,318,954                  16.22%

        Herbert M. Gardner                       Common           911,083 (2)                11.20%

        William J. Barrett                       Common           1,035,060 (3)              12.73%

        Special Situations Funds (4)
        153 E. 53rd Street, 51st Fl.

        New York, NY 10022                       Common           789,165                    9.70%

        All directors & officers as a group
        (3 persons)                              Common           3,265,097 (2) (5)          40.15%


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

(5) Excludes 800,000 shares of Common Stock issuable pursuant to $8,000 received in July 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

To the best of the Company's knowledge there have been no transactions with management or other related parties to which the Company has been a party.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

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


                                  CHASE PACKAGING CORPORATION

Date: June 29, 2004               By: /s/ Ann W. Green
                                      -----------------------------------
                                      Ann W. Green
                                      Assistant Secretary
                                      Principal Financial and Accounting Officer