Form 10QSB
period 2004-03-31
CHASE PACKAGING CORP
filed 2004-06-30
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                                Outstanding at March 31, 2004
--------------------------------------             -----------------------------
Common Stock, par value $.10 per share                   8,627,275 shares

                                    - INDEX -

                                                                                         PAGE(S)
                                                                                         -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Condensed Balance Sheets - March 31, 2004 (Unaudited)
               and December 31, 2003                                                        3.

               Condensed Statements of Operations (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to March 31, 2004)
               and the Three Months Ended March 31, 2004 and 2003                           4.

               Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to March 31, 2004)
               and the Three Months Ended March 31, 2004 and 2003                           5.

               Notes to Interim Condensed Financial Statements (Unaudited)                  6.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation                    7.

ITEM 3.        Controls and Procedures                                                      7.

PART II.       Other Information                                                            8.

Item 6         Exhibits and Reports on Form 8-K                                             9.

SIGNATURES                                                                                 10.

EXHIBITS

                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS


                                   - ASSETS -

                                                                  MARCH 31, 2004    December 31, 2003
                                                                  --------------    -----------------
                                                                    (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                       $     1,074        $     1,074
                                                                    -----------        -----------

TOTAL ASSETS                                                        $     1,074        $     1,074
                                                                    ===========        ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
    Accrued expenses                                                $    25,982        $    25,982
                                                                    -----------        -----------

TOTAL CURRENT LIABILITIES                                                25,982             25,982
                                                                    -----------        -----------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Preferred stock $1.00 par value; 4,000,000
       shares authorized, none issued                                        --                 --
    Common stock, $.10 par value 25,000,000 authorized
       8,627,275 issued in 2004 and 2003                                862,728            862,728
    Additional paid-in capital                                        2,757,275          2,757,275
    Common stock subscribed                                               8,000              8,000
    Accumulated deficit                                              (3,626,121)        (3,626,121)
    Deficit accumulated during the development stage                    (26,790)           (26,790)
                                                                    -----------        -----------
                                                                        (24,908)           (24,908)
                                                                    -----------        -----------

                                                                    $     1,074        $     1,074
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

                                                                         Page 3.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                       Cumulative During the
                                         Development Stage           Three Months Ended
                                        (January 1, 1999 to               March 31,
                                           March 31, 2004)         2004              2003
                                             -----------        -----------       -----------
NET SALES                                    $        --        $        --       $        --
                                             -----------        -----------       -----------

COSTS AND EXPENSES:
    General and administrative expense            27,853                 --             3,700
    Interest income                               (1,063)                --               (17)
TOTAL COSTS AND EXPENSES                          26,790                 --             3,683
                                             -----------        -----------       -----------

(LOSS) BEFORE INCOME TAXES                       (26,790)                --            (3,683)
   Income tax expense                                 --                 --                --
                                             -----------        -----------       -----------

NET (LOSS)                                   $   (26,790)       $        --       $    (3,683)
                                             ===========        ===========       ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                  7,575,819          8,627,275         8,627,275
                                             ===========        ===========       ===========

(LOSS) PER COMMON SHARE                      $        --        $        --       $        --
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

                                                                         Page 4.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Cumulative During the
                                                                    Development Stage       Three Months Ended
                                                                  (January 1, 1999 to             March 31,
                                                                     March 31, 2004)        2004           2003
                                                                     ---------------      --------       --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                            $(26,790)       $     --       $ (3,683)

    Change in assets and liabilities:
         Accounts payable and accrued expenses                               2,703              --          1,195
                                                                          --------        --------       --------
              NET CASH (UTILIZED) BY OPERATING ACTIVITIES                  (24,087)             --         (2,488)


CASH FLOWS FROM INVESTING ACTIVITIES                                            --              --             --


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement/exercise of stock warrants              13,500              --             --
                                                                          --------        --------       --------

NET (DECREASE) IN CASH                                                     (10,587)             --         (2,488)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           11,661           1,074          8,100
                                                                          --------        --------       --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $  1,074        $  1,074       $  5,612
                                                                          ========        ========       ========


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
       Interest                                                           $     --        $     --       $     --

                       See notes to financial statements.

                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

            In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 2004 and the results of its operations and cash flows for the three month periods ended March 31, 2004 and 2003.

            The  accounting  policies  followed  by the Company are set forth in
            Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

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

            Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance

            As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002, the Company's cash balance as of March 31, 2004 was $1,074.

ITEM 3. CONTROLS AND PROCEDURES:

            (a) Evaluation of Disclosure Controls and Procedures.

            As of March 31, 2004, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the company required to be included in the company's period SEC filings.

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


                                        CHASE PACKAGING CORPORATION



                                        /s/ Ann W. Green
                                        ----------------------------------------
Date: June 29, 2004                     Ann W. Green
                                        (Assistant Secretary
                                        and Principal Financial and
                                        Accounting Officer)


                                                                         Page 9.

                           CHASE PACKAGING CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004

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