Form 10QSB
period 2004-06-30
CHASE PACKAGING CORP
filed 2004-08-09
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                              OR

(_)         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

Commission File Number: 0-21609
                       --------


                          CHASE PACKAGING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Texas                                          93-1216127
-----------------------------               ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  636 River Road, Fairhaven, New Jersey 07704
                  -------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (732) 741-1500
      --------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                            Outstanding at June 30, 2004
------------------------------------------------  ------------------------------
     Common Stock, par value $.10 per share              8,627,275 shares

                                   - INDEX -

                                                                               Page(s)
                                                                               -------

PART I.     Financial Information:

ITEM 1.     Financial Statements
            Condensed Balance Sheets - June 30, 2004 (Unaudited)
             and December 31, 2003                                                3.

            Condensed Statements of Operations (Unaudited) - Cumulative Period
             During the Development Stage (January 1, 1999 to June 30, 2004)
             and the Six and Three Months Ended June 30, 2004 and 2003            4.

            Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
             During the Development Stage (January 1, 1999 to June 30, 2004)
             and the Six Months Ended June 30, 2004 and 2003                      5.

            Notes to Interim Condensed Financial Statements (Unaudited)           6.


ITEM 2.     Management's Discussion and Analysis or Plan of Operation             7.


ITEM 3.     Controls and Procedures                                               7.


PART II.    Other Information                                                     8.


SIGNATURES                                                                        9.

EXHIBITS                                                                         10.


                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                          CHASE PACKAGING CORPORATION
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                            June 30, 2004   December 31, 2003
                                                            -------------   -----------------
                                                             (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                               $        871    $      1,074
                                                            ------------    ------------

TOTAL ASSETS                                                $        871    $      1,074
                                                            ============    ============



                   - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
    Accrued expenses                                        $     25,982    $     25,982
                                                            ------------    ------------

TOTAL CURRENT LIABILITIES                                         25,982          25,982
                                                            ------------    ------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Preferred stock $1.00 par value; 4,000,000
       shares authorized, none issued                                 --              --
    Common stock, $.10 par value 25,000,000 authorized
       8,627,275 issued in 2004 and 2003                         862,728         862,728
    Additional paid-in capital                                 2,757,275       2,757,275
    Common stock subscribed                                        8,000           8,000
    Accumulated deficit                                       (3,626,121)     (3,626,121)
    Deficit accumulated during the development stage             (26,993)        (26,790)
                                                            ------------    ------------
                                                                 (25,111)        (24,908)
                                                            ------------    ------------

                                                            $        871    $      1,074
                                                            ============    ============

                       See notes to financial statements.

                                                                         Page 3.

                          CHASE PACKAGING CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Cumulative
                                  During the
                                 Development
                                    Stage
                                 (January 1,         Six Months Ended             Three Months Ended
                                   1999 to               June 30,                      June 30,
                                   June 30,     --------------------------    --------------------------
                                    2004)          2004           2003           2004           2003
                                 -----------    -----------    -----------    -----------    -----------
NET SALES                        $        --    $        --    $        --    $        --    $        --
                                 -----------    -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
   General and administrative
     expense                          28,056            203          4,935            203          1,235
   Interest income                    (1,063)            --            (30)            --            (13)
                                 -----------    -----------    -----------    -----------    -----------
TOTAL COSTS AND EXPENSES              26,993            203          4,905            203          1,222
                                 -----------    -----------    -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES           (26,993)          (203)        (4,905)          (203)        (1,222)
   Income tax expense                     --             --             --             --             --
                                 -----------    -----------    -----------    -----------    -----------

NET (LOSS)                       $   (26,993)   $      (203)   $    (4,905)   $      (203)   $    (1,222)
                                 ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                      8,627,275      8,627,275      8,627,275      8,627,275      8,627,275
                                 ===========    ===========    ===========    ===========    ===========

(LOSS) PER COMMON SHARE          $        --    $        --    $        --    $        --    $        --
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

                                                                         Page 4.

                          CHASE PACKAGING CORPORATION
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Cumulative During
                                                          the Development       Six Months Ended
                                                         Stage (January 1,          June 30,
                                                              1999 to        ------------------------
                                                           June 30, 2004)      2004          2003
                                                         ----------------    ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                            $        (26,993)   $     (203)   $   (4,905)

   Change in assets and liabilities:
        Accounts payable and accrued expenses                       2,703            --         1,195
                                                         ----------------    ----------    ----------
           Net cash (utilized) by operating activities            (24,290)         (203)       (3,710)


CASH FLOWS FROM INVESTING ACTIVITIES                                   --            --            --


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from private placement/exercise of stock
      warrants                                                     13,500            --            --
                                                         ----------------    ----------    ----------

NET (DECREASE) IN CASH                                            (10,790)         (203)       (3,710)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                  11,661         1,074         8,100
                                                         ----------------    ----------    ----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD              $            871    $      871    $    4,390
                                                         ================    ==========    ==========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                           $             --    $       --    $       --

                       See notes to financial statements.

                                                                         Page 5.

                          CHASE PACKAGING CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (Unaudited)

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

         The Board of Directors has been devoting its efforts to establishing a new business and, accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.

         In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 2004 and the results of its operations and cash flows for the six and three month periods ended June 30, 2004 and 2003.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


NOTE 2 - (LOSS) PER COMMON SHARE:

         (Loss) per common share was calculated by dividing net (loss) by the weighted average number of shares outstanding for each reporting period.


NOTE 3 - SHAREHOLDERS' EQUITY:

         In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing date of this report.

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

         Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and has generated interest income on its remaining cash balance

         As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002, the Company's cash balance as of June 30, 2004 was $871.

ITEM 3.  CONTROLS AND PROCEDURES:

         (a) Evaluation of Disclosure Controls and Procedures.

         As of June 30, 2004, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's period SEC filings.

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



                                            CHASE PACKAGING CORPORATION
                                            ---------------------------



                                            ------------------------------------
Date: August 5, 2004                        Ann W. Green
                                            (Assistant Secretary
                                            and Principal Financial and
                                            Accounting Officer)

                                                                         Page 9.

                          CHASE PACKAGING CORPORATION
                        QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED JUNE 30, 2004

                                 EXHIBIT INDEX


Exhibit
Number         Description
-------        -----------

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