Form 10QSB
period 2004-09-30
CHASE PACKAGING CORP
filed 2004-11-12
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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


                  Class                         Outstanding at November 8, 2004
--------------------------------------         ---------------------------------
Common Stock, par value $.10 per share                   8,627,275 shares

                                    - INDEX -

                                                                                                PAGE(S)
                                                                                                -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003                3.

               Statements of Operations  (Unaudited) - Cumulative  Period During
                  the Development  Stage (January 1, 1999 to September 30, 2004)
                  and the Three and Nine  Months  Ended  September  30, 2004 and 2003               4.

               Statements of Cash Flows (Unaudited) - Cumulative Period During
                  the Development Stage (January 1, 1999 to September 30, 2004) and the
                  Nine Months Ended September 30, 2004 and 2003                                     5.

               Notes to Interim Financial Statements (Unaudited)                                    6.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation                            7.

ITEM 3.        Controls and Procedures                                                              7.

PART II.       Other Information                                                                    8.

SIGNATURES                                                                                          9.

EXHIBITS

                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                   - ASSETS -

                                                                                  SEPTEMBER 30,    December 31,
                                                                                     2004              2003
                                                                                   -----------      -----------
                                                                                  (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $     2,459      $     1,074
                                                                                   -----------      -----------

TOTAL ASSETS                                                                       $     2,459      $     1,074
                                                                                   ===========      ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:

     Accrued expenses                                                              $    20,031      $    25,982
                                                                                   -----------      -----------

TOTAL CURRENT LIABILITIES                                                               20,031           25,982
                                                                                   -----------      -----------

CONVERTIBLE NOTES PAYABLE                                                               12,500               --
                                                                                   -----------      -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock $1.00 par value; 4,000,000 shares authorized, none issued              --               --
     Common stock, $.10 par value 25,000,000  authorized,
       8,627,275 issued in 2004 and 2003                                               862,728          862,728
     Additional paid-in capital                                                      2,757,275        2,757,275
     Common stock subscribed                                                             8,000            8,000
     Accumulated deficit                                                            (3,626,121)      (3,626,121)
     Deficit accumulated during the development stage                                  (31,954)         (26,790)
                                                                                   -----------      -----------
                                                                                       (30,072)         (24,908)
                                                                                   -----------      -----------

                                                                                   $     2,459      $     1,074
                                                                                   ===========      ===========

                                                                         Page 3.

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            CUMULATIVE DURING
                                             THE DEVELOPMENT
                                                   STAGE           THREE MONTHS ENDED                Nine Months Ended
                                           (JANUARY 1, 1999 TO        SEPTEMBER 30,                     September 30,
                                               SEPTEMBER 30,    ---------------------------       ----------------------------
                                                   2004)           2004             2003              2004            2003
                                               -----------      -----------      -----------      -----------      -----------
NET SALES                                      $        --      $        --      $        --      $        --      $        --
                                               -----------      -----------      -----------      -----------      -----------

COSTS AND EXPENSES:

    General and administrative expense              33,024            4,968            3,320            5,171            8,255
    Interest and other income                       (1,070)              (7)              (3)              (7)             (33)
                                               -----------      -----------      -----------      -----------      -----------
TOTAL COSTS AND EXPENSES                            31,954            4,961            3,317            5,164            8,222
                                               -----------      -----------      -----------      -----------      -----------

(LOSS) BEFORE INCOME TAXES                         (31,954)          (4,961)          (3,317)          (5,164)          (8,222)

   Income tax expense                                   --               --               --               --               --
                                               -----------      -----------      -----------      -----------      -----------

NET (LOSS)                                     $   (31,954)     $    (4,961)     $    (3,317)     $    (5,164)     $    (8,222)
                                               ===========      ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       8,627,275        8,627,275        8,627,275        8,627,275        8,627,275
                                               ===========      ===========      ===========      ===========      ===========

(LOSS) PER COMMON SHARE                        $        --      $        --      $        --      $        --      $        --
                                               ===========      ===========      ===========      ===========      ===========

                                                                         Page 4.

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        CUMULATIVE DURING THE
                                                                           DEVELOPMENT STAGE    Nine Months Ended
                                                                         (JANUARY 1, 1999 TO      September 30,
                                                                             SEPTEMBER 30,      -----------------
                                                                          2004          2004          2003
                                                                        --------      --------      --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                          $(31,954)     $ (5,164)     $ (8,222)
    Change in assets and liabilities:
         Accounts payable and accrued expenses                            (3,248)       (5,951)        1,195
                                                                        --------      --------      --------
              NET CASH (UTILIZED) BY OPERATING ACTIVITIES                (35,202)      (11,115)       (7,027)
                                                                        --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES                                          --            --            --

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible notes                                       12,500        12,500            --
    Proceeds from private placement/exercise of stock warrants            13,500            --            --
                                                                        --------      --------      --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                   26,000        12,500            --
                                                                        --------      --------      --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (9,202)        1,385        (7,027)

    Cash and cash equivalents, at beginning of period                     11,661         1,074         8,100
                                                                        --------      --------      --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                             $  2,459      $  2,459      $  1,073
                                                                        ========      ========      ========


SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:

       Interest                                                         $     --      $     --      $     --

                                                                         Page 5.

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

      In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 2004, the results of its operations for the three and nine month periods ended September 30, 2004 and 2003 and its cash flows for the nine month periods ended September 30, 2004.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

NOTE 2 - LOSS PER COMMON SHARE:

      Loss per common share (basic and diluted), for the three and nine month periods were calculated by dividing the net loss for the period by the number of shares outstanding for the periods ended September 30, 2004 and 2003.

NOTE 3 - SHAREHOLDERS' EQUITY/CONVERTIBLE NOTES:

      In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing of this report.

      During the 2004 third quarter, the Company issued $12,500 of 5% Convertible Notes due 2006 and received proceeds of $12,500. The investors were directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holder(s) have the option to mutually extend the term of the Note(s) if the par value has not been reduced to $0.01. If the Notes are converted at par greater than $0.01, then the Note Holder(s) will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion.

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

      Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating minimal interest income on its remaining cash balance.

      The Company's cash balance as of September 30, 2004 was $2,459.

ITEM 3. CONTROLS AND PROCEDURES:

      An evaluation was performed, as of September 30, 2004, by our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to September 30, 2004.

                                                                         Page 7.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports

        Exhibit 31.1 Certifications Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

        Exhibit 31.2 Certifications Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

        Exhibit 32.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Executive Officer)

        Exhibit 32.2 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (Principal Financial Officer)

                                                                         Page 8.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CHASE PACKAGING CORPORATION


                                        ----------------------------------------
Date: November 9, 2004                  Ann W. Green
                                        (Assistant Secretary
                                        and Principal Financial and
                                        Accounting Officer)

                                                                         Page 9.