Form 10KSB
period 2004-12-31
CHASE PACKAGING CORP
filed 2005-03-31
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number 0-21609

CHASE PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

636 River Road
Fairhaven, NJ	07704
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 732-741-1500
Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuers revenues for the most recent fiscal year - $ N/A
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2004 was $ N/A

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X N

As of December 31, 2004, the registrant had outstanding 8,627,275 shares of Common Stock ($.10 par value)

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Chase Packaging Corporation ("Chase" or the "Company"), is a Texas corporation which was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry. During 1997, the Company commenced an orderly liquidation of its assets as described below.

History

Chase Packaging Corporation (the "Company") was established in July of 1993 as a wholly owned subsidiary of TGC Industries, Inc. ("TGC") of Plano, Texas. On July 30, 1993, the Company purchased certain assets of Union Camp Corporation's Chase Packaging division ("Chase Bag"), for a purchase price of approximately $6.14 million. The assets purchased included substantially all of the business of weaving and constructing Saxolin ® paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Chase Bag. The properties acquired by Chase consisted of Union Camp's plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities.

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

None.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2004 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 2004 was not known. As a result of the events detailed above, the Company’s securities trade on an extremely limited basis.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION:

The Company experienced cash losses for many years in spite of numerous infusions of working capital and an aggressive program of inventory and expense reduction. During 1997, the Board of Directors determined that an orderly liquidation was in the best interest of the Company and all of its creditors and retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation. Accordingly, the Company ceased all operations with the close of business on June 30, 1997.

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

As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions and loan proceeds during 2002, 2003 and 2004 the Company’s cash balance as of December 31, 2004 was $734.

ITEM 7. FINANCIAL STATEMENTS.

CHASE PACKAGING CORPORATION
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders
Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of operations, shareholders’ equity (deficit) and cash flows for each of the two years ended December 31, 2004 and 2003 and the development stage period (from January 1, 1999 to December 31, 2004). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years ended December 31, 2004 and 2003 and for development stage period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 the Company’s recurring losses from operations and its dependency on future financing raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

______________________________
LAZAR LEVINE & FELIX LLP

New York, New York
March 14, 2005

CHASE PACKAGING CORPORATION
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003
- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$734	$1,074

TOTAL ASSETS	$734	$1,074

- LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
Accrued expenses	$11,905	$25,982

TOTAL CURRENT LIABILITIES	11,905	25,982

CONVERTIBLE NOTES PAYABLE	12,500	-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
Preferred stock $1.00 par value; 4,000,000 shares authorized	-	-
Common stock $.10 par value, 25,000,000 shares authorized, 8,627,275 shares issued and outstanding	862,728	862,728
Additional paid-in capital	2,757,275	2,757,275
Common stock subscribed	8,000	8,000
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(25,553)	(26,790)
	(23,671)	(24,908)

	$734	$1,074

See notes to financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative During the Development Stage (January 1, 1999 to	For the Year Ended December 31,
	December 31, 2004	2004	2003

NET SALES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expense	33,703	5,850	8,255
Reversal of over-accrued expenses	(7,077)	(7,077)	-
Interest income	(1,073)	(10)	(34)
	25,553	(1,237)	8,221

INCOME (LOSS) BEFORE INCOME TAXES	(25,553)	1,237	(8,221)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	$(25,553)	$1,237	$(8,221)

INCOME (LOSS) PER SHARE	$-	$-	$-

See notes to financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Common Stock	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total

Balance at January 1, 1999	7,002,964	$700,296	$2,914,207	$-	$(3,626,121)	$-	$(11,618)

Net loss for the year ended December 31, 1999	-	-	-	-	-	(5,510)	(5,510)

Balance at December 31, 1999	7,002,964	700,296	2,914,207	-	(3,626,121)	(5,510)	(17,128)

Net loss for the year ended December 31, 2000	-	-	-	-	-	(891)	(891)

Balance at December 31, 2000	7,002,964	700,296	2,914,207	-	(3,626,121)	(6,401)	(18,019)

Private placement and warrant exercise	1,624,311	162,432	(156,932)	-	-	-	5,500

Net loss for the year ended December 31, 2001	-	-	-	-	-	(5,086)	(5,086)

Balance at December 31, 2001	8,627,275	862,728	2,757,275	-	(3,626,121)	(11,487)	(17,605)

Stock subscriptions	-	-	-	8,000	-	-	8,000

Net loss for the year ended December 31, 2002	-	-	-	-	-	(7,082)	(7,082)

Balance at December 31, 2002	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(18,569)	(16,687)

Net loss for the year ended December 31, 2003	-	-	-	-	-	(8,221)	(8,221)

Balance at December 31, 2003	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(26,790)	(24,908)

Net income for the year ended December 31, 2004	-	-	-	-	-	1,237	1,237

Balance at December 31, 2004	8,627,275	$862,728	$2,757,275	$8,000	$(3,626,121)	$(25,553)	$(23,671)

See notes to financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative During the Development Stage (January 1, 1999 to	For The Year Ended December 31,
	December 31, 2004)	2004	2003

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,553)	$1,237	$(8,221)

Change in assets and liabilities:
Accrued expenses	(11,374)	(14,077)	1,195
Net cash (used in) operating activities	(36,927)	(12,840)	(7,026)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	12,500	12,500	-
Proceeds from private placement/exercise of stock warrants	5,500	-	-
Capital contributions	8,000	-	-
Net cash provided by financing activities	26,000	12,500	-

NET (DECREASE) IN CASH EQUIVALENTS	(10,927)	(340)	(7,026)
Cash and cash equivalents, at beginning of period	11,661	1,074	8,100
CASH AND CASH EQUIVALENTS, END OF PERIOD	$734	$734	$1,074

See notes to financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 -	DESCRIPTION OF COMPANY / GOING CONCERN:

Chase Packaging Corporation (“the Company”), a Texas Corporation, manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies. The company was a wholly-owned subsidiary of TGC Industries, Inc. (TGC) through July 31, 1996.

The Company had experienced losses for many years, and the Company’s secured lender decided not to renew the Company’s operating line of credit. As a result, the Company’s Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

On June 25, 1997, the Company announced to employees and creditors that it would begin an orderly liquidation of all its assets beginning at the close of business on June 30, 1997. On July 25, 1997, the Company notified its creditors by mail that it would commence with an orderly liquidation of all its remaining assets outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values. Liquidation of the Company’s assets was completed as of December 31, 1997.

The Board of Directors began devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed earlier, the Company is in the development stage, has no business operations of its own and has no sources of revenue. Further, as of December 31, 2004, the Company has negative working capital of $11,171, an accumulated deficit of $3,651,674 ($25,553 realized during the development stage period from January 1, 1999 to December 31, 2004) and a total shareholders’ deficit of $23,671, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

Managements’ plans for the Company include securing a merger or acquisition, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting policies generally accepted in the United States of America. Outlined below are those policies which are considered particularly significant.

CHASE PACKAGING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

(b)	Income Taxes:

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

  (c) Loss Per Common Share:

Loss per common share was calculated by dividing the net loss by the weighted average number of shares outstanding for each period presented.

NOTE 3 - INCOME TAXES:

	2004	2003
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$1,120,000	$1,120,000

Less valuation allowance	(1,120,000)	(1,120,000)
	$-	$-

At December 31, 2004, Chase had approximately $3,300,000 of net operating loss carry forwards (“NOL’s”) available which expires in years beginning in 2011. The benefits of these NOL’s may be substantially reduced in the future if the Company is successful in establishing a new business.

CHASE PACKAGING CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 4 - CONVERTIBLE DEBT / SHAREHOLDERS’ EQUITY / STOCK OPTIONS:

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

On July 10, 1996, the Company's Board of Directors and then sole shareholder approved and adopted the Company's 1996 Stock Option Plan. The 1996 Stock Option Plan will terminate on July 10, 2006, or on such earlier date as the Board of Directors may determine. No stock options have been granted since January 1, 1999 and any previously granted stock options have since expired, unexercised.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

As of December 31, 2004, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the company required to be included in the company's period SEC filings.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Board of Directors of the Company consists of three persons who will serve until the next annual meeting of shareholders of the Company. The following table sets forth certain information concerning the individuals serving as Directors of the Company:

Name and Age	Date Since Which Continuously a Director of the Company	Business Experience and Other Directorships
Allen T. McInnes, 66	1993
Currently Dean of the Business School of Texas Tech University; Chairman of the Board of TGC Industries, Inc. since 1993 and Chief Executive Officer from August, 1993 to March 31, 1996; Executive Vice President and Director of Tenneco, Inc. 1960-1992; Director of TETRA Technologies since April 1, 1996

Herbert M. Gardner, 65	2001
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

William J. Barrett, 65	2001
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

Name	Age	Position
Allen T. McInnes	65	Chairman, President

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the names of those persons known to Management to be beneficial owners of more than five percent of the Company's $.10 par value Common Stock as of December 31, 2004. The table also sets forth information with respect to the Company's Common Stock which is beneficially owned by each director and executive officer of the Company, and by all directors and officers of the Company as a group, as of December 31, 2004 (including shares beneficially owned by such persons, pursuant to the rules of beneficial ownership, as a result of the ownership of certain warrants or options) according to data furnished by the persons named. Persons having direct beneficial ownership of the Company's Common Stock possess the sole voting and dispositive power in regard to such stock.

Name and address	Title of Class	Amount and Nature of Beneficial Owner	Approximate Percentage of Class (1)
Allen T. McInnes	Common	1,318,954	16.22%
Herbert M. Gardner	Common	911,083 (2)	11.20%
William J. Barrett	Common	1,035,060 (3)	12.73%
Special Situations Funds (4) 153 E. 53rd Street, 51st Fl. New York, NY 10022	Common	789,165	9.70%
All directors & officers as a group (3 persons)	Common	3,265,097 (5) (6)	40.15%

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

(5) Excludes 800,000 shares of Common Stock issuable pursuant to $8,000 received in July 2002.

(6) Excludes 1,250,000 shares of Common Stock issuable pursuant to the conversion of $12,500 of 5% Convertible Notes due 2006. and 1.250,000 shares of common stock underlying Warrants issuable upon conversion of the 5%Convertible Notes.

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

CHASE PACKAGING CORPORATION

Date: March 31, 2005	By:	/s/ Ann W. Green
Assistant Secretary
Principal Financial and Accounting Officer