Form 10QSB
period 2005-03-31
CHASE PACKAGING CORP
filed 2005-05-16
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                            Outstanding at March 31, 2005
--------------------------------------      ----------------------------------
Common Stock, par value $.10 per share                8,627,275 shares

                                    - INDEX -


                                                                                                 Page(s)
                                                                                                 -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Condensed Balance Sheets - March 31, 2005 (Unaudited)
               and December 31, 2004                                                                  3.

               Condensed Statements of Operations (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to March 31, 2005)
               and the Three Months Ended March 31, 2005 and 2004                                     4.

               Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to March 31, 2005)
               and the Three Months Ended March 31, 2005 and 2004                                     5.

               Notes to Interim Condensed Financial Statements (Unaudited)                            6.


ITEM 2.        Management's Discussion and Analysis or Plan of Operation                              8.


ITEM 3.        Controls and Procedures                                                                8.


PART II.       Other Information                                                                      9.

SIGNATURES                                                                                           10.

EXHIBITS INDEX                                                                                       11.



                                     Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                                         March 31,     December 31,
                                                                                           2005           2004
                                                                                        -----------    -----------
                                                                                        (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                           $     3,129    $       734
                                                                                        -----------    -----------

TOTAL ASSETS                                                                            $     3,129    $       734
                                                                                        ===========    ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
    Accrued expenses                                                                    $    14,186    $    11,905
                                                                                        -----------    -----------

TOTAL CURRENT LIABILITIES                                                                    14,186         11,905
                                                                                        -----------    -----------

CONVERTIBLE NOTES PAYABLE                                                                    16,500         12,500
                                                                                        -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Preferred stock $1.00 par value; 4,000,000
       shares authorized, none issued                                                            --             --
    Common stock, $.10 par value, 25,000,000 authorized,
       8,627,275 issued in 2005 and 2004                                                    862,728        862,728
    Additional paid-in capital                                                            2,757,275      2,757,275
    Common stock subscribed                                                                   8,000          8,000
    Accumulated deficit                                                                  (3,626,121)    (3,626,121)
    Deficit accumulated during the development stage                                        (29,439)       (25,553)
                                                                                        -----------    -----------
                                                                                            (27,557)       (23,671)
                                                                                        -----------    -----------
                                                                                        $     3,129    $       734
                                                                                        ===========    ===========


                       See notes to financial statements.


                                    Page 3.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Cumulative During the              Three Months Ended
                                                   Development Stage                     March 31,
                                                  (January 1, 1999 to       ---------------------------------
                                                    March 31, 2005)            2005                   2004
                                                 ----------------------     -----------           -----------
NET SALES                                             $        --           $        --           $        --
                                                      -----------           -----------           -----------

COSTS AND EXPENSES:
    General and administrative expense                     37,403                 3,700                    --
    Reversal of over-accrued expenses                      (7,077)                   --                    --
    Interest expense                                          190                   190                    --
    Interest income                                        (1,077)                   (4)                   --
                                                      -----------           -----------           -----------
TOTAL COSTS AND EXPENSES                                   29,439                 3,886                    --
                                                      -----------           -----------           -----------

(LOSS) BEFORE INCOME TAXES                                (29,439)               (3,886)                   --

    Income tax expense                                         --                    --                    --
                                                      -----------           -----------           -----------

NET (LOSS)                                            $   (29,439)          $    (3,886)          $        --
                                                      ===========           ===========           ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                           8,627,275             8,627,275             8,627,275
                                                      ===========           ===========           ===========

(LOSS) PER COMMON SHARE -  BASIC AND DILUTED          $        --           $        --           $        --
                                                      ===========           ===========           ===========


                       See notes to financial statements.


                                    Page 4.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Cumulative During the         Three Months Ended
                                                                   Development Stage                 March 31,
                                                                  (January 1, 1999 to      ----------------------------
                                                                     March 31, 2005)         2005               2004
                                                                        --------           --------           --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                          $(29,439)          $ (3,886)          $     --

    Change in assets and liabilities:
    Accounts payable and accrued expenses                                 (9,093)             2,281                 --
                                                                        --------           --------           --------
      Net cash (utilized) provided by operating activities               (38,532)            (1,605)                --
                                                                        --------           --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES                                          --                 --


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement/exercise of stock warrants             5,500                 --                 --
    Proceeds from convertible debt                                        16,500              4,000                 --
    Capital contribution                                                   8,000                 --                 --
                                                                        --------           --------           --------
      Net cash provided by financing activities                           30,000              4,000                 --
                                                                        --------           --------           --------

NET (DECREASE) INCREASE IN CASH                                           (8,532)             2,395                 --

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                         11,661                734              1,074
                                                                        --------           --------           --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                             $  3,129           $  3,129           $  1,074
                                                                        ========           ========           ========


SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for:
       Interest                                                         $     --           $     --           $     --


                       See notes to financial statements.


                                    Page 5.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
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

                The Company experienced losses for many years, and the Company's secured lender decided not to renew the Company's operating line of credit. As a result, the Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

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

                In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the three month periods ended March 31, 2005 and 2004.

                The accounting policies followed by the Company are set forth in
                Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.


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



                                    Page 6.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)

NOTE   3   -    CONVERTIBLE DEBT:

                 During the 2004 third quarter, the Company issued $12,500 of 5% Convertible Notes and received proceeds of $12,500, and during the first quarter of 2005, the Company issued $4,000 of 5% Convertible Notes and received proceeds of $4,000. The investors were directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holders have the option to mutually extend the term of the Notes if the par value has not been reduced to $0.01, by the due date. If the Notes are converted at a value greater than $0.01, then the Note Holders will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes, which were originally due in 2006 have been extended until 2007.



                                    Page 7.

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

              Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and is generating interest income on its remaining cash balance. There can be no assurance that we will be successful in either establishing a new business or in finding a business for acquisition.

              As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional loans and capital contributions made since then, to satisfy the Company's minimal cash requirements, the Company's cash balance as of March 31, 2005 was $3,129.

ITEM 3.       CONTROLS AND PROCEDURES:

              (a) Evaluation of Disclosure Controls and Procedures.

              As of March 31, 2005, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the company required to be included in the company's period SEC filings.

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

              None

Item 3.       Defaults upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None

Item 6.       Exhibits

              None

              Exhibit31.1         Certification of the Chief Executive Officer
                                  pursuant to Section 302 of the Sarbanes-Oxley
                                  Act of 2002.

              Exhibit31.2         Certification of the Principal Financial and
                                  Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              Exhibit32.1         Certification of the Chief Executive Officer
                                  pursuant to 18 U.S.C. Section 1350, as
                                  adopted pursuant to Section 906 of the
                                  Sarbanes-Oxley Act of 2002.

              Exhibit32.2         Certification of the Principal Financial
                                  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                    Page 9.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CHASE PACKAGING CORPORATION



                              --------------------------------
Date: May 12, 2005            Ann W. Green
                              (Assistant Secretary
                              and Principal Financial and
                              Accounting Officer)



                                    Page 10.

                           CHASE PACKAGING CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005

                                  EXHIBIT INDEX



Exhibit
Number             Description

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



                                    Page 11.