Form 10QSB
period 2005-06-30
CHASE PACKAGING CORP
filed 2005-08-04
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

Commission File Number: 0-21609


                           CHASE PACKAGING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Texas                                  93-1216127
------------------------------------       -------------------------------------
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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                            Outstanding at June 30, 2005
---------------------------------------        ---------------------------------
Common Stock, par value $.10 per share                8,627,275 shares

                                    - INDEX -

                                                                               Page(s)
PART I.    Financial Information:

ITEM 1.    Financial Statements

           Condensed Balance Sheets - June 30, 2005 (Unaudited)
            and December 31, 2004                                                 3.

           Condensed Statements of Operations (Unaudited) - Cumulative Period
            During the Development Stage (January 1, 1999 to June 30, 2005)
            and the Six and Three Months Ended June 30, 2005 and 2004             4.

           Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
            During the Development Stage (January 1, 1999 to June 30, 2005)
            and the Six Months Ended June 30, 2005 and 2004                       5.

           Notes to Interim Condensed Financial Statements (Unaudited)            6.


ITEM 2.    Management's Discussion and Analysis or Plan of Operation              8.

ITEM 3.    Controls and Procedures                                                8.

PART II.   Other Information                                                      9.

SIGNATURES 10.

EXHIBITS                                                                         11.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                       June 30, 2005     December 31, 2004
                                                                       ---------------    ---------------
                                                                        (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                          $         4,291    $           734
                                                                       ---------------    ---------------

TOTAL ASSETS                                                           $         4,291    $           734
                                                                       ===============    ===============


                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -


CURRENT LIABILITIES:
    Accrued expenses                                                   $        11,522    $        11,905
                                                                       ---------------    ---------------

TOTAL CURRENT LIABILITIES                                                       11,522             11,905
                                                                       ---------------    ---------------

CONVERTIBLE NOTES PAYABLE                                                       24,500             12,500
                                                                       ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Preferred stock $1.00 par value; 4,000,000
       shares authorized, none issued                                               --                 --
    Common stock, $.10 par value 25,000,000 authorized
       8,627,275 issued in 2005 and 2004                                       862,728            862,728
    Additional paid-in capital                                               2,757,275          2,757,275
    Common stock subscribed                                                      8,000              8,000
    Accumulated deficit                                                     (3,626,121)        (3,626,121)
    Deficit accumulated during the development stage                           (33,613)           (25,553)
                                                                       ---------------    ---------------
                                                                               (31,731)           (23,671)
                                                                       ---------------    ---------------

                                                                       $         4,291    $           734
                                                                       ===============    ===============

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Cumulative
                                               During the
                                              Development
                                                 Stage                Six Months Ended                  Three Months Ended
                                              (January 1,    ---------------------------------  ---------------------------------
                                               1999 to                   June 30,                           June 30,
                                             June 30, 2005)      2005               2004             2005              2004
                                              ------------   -------------      -------------   -------------      ------------
NET SALES                                     $         -    $          -       $          -    $          -       $          -
                                              ------------   -------------      -------------   -------------      ------------

COSTS AND EXPENSES:
    General and administrative expenses             41,103           7,400                203           3,700                203
    Reversal of overaccrued expenses                (7,077)             -                  -               -                  -
    Interest expense                                   676             676                 -              486                 -
    Interest income                                 (1,089)            (16)                 -             (12)                 -
                                           ----------------  --------------     -------------   --------------     -------------
TOTAL COSTS AND EXPENSES                            33,613           8,060                203           4,174                203
                                           ---------------   -------------      -------------   -------------      -------------

(LOSS) BEFORE INCOME TAXES                         (33,613)         (8,060)              (203)         (4,174)              (203)
    Income tax expense                                  -               -                  -               -                  -
                                           ---------------   -------------      -------------   -------------      ------------

NET (LOSS)                                    $    (33,613)  $      (8,060)     $        (203)  $      (4,174)     $        (203)
                                              =============  ==============     ==============  ==============     ==============

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                   8,627,275       8,627,275          8,627,275       8,627,275          8,627,275
                                           ===============   =============      =============   =============      =============

(LOSS) PER COMMON SHARE                       $         -    $          -       $          -    $          -       $          -
                                              ============   =============      =============   =============      ============

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Cumulative During the            Six Months Ended
                                                                          Development Stage                   June 30,
                                                                         (January 1, 1999 to  ------------------------------------
                                                                            June 30, 2005)           2005               2004
                                                                       -------------------      --------------     ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                 $  (33,613)          $  (8,060)         $    (203)

    Change in assets and liabilities:
         Accounts payable and accrued expenses                                    (11,757)               (383)                -
                                                                       -------------------      --------------     ------------
              Net cash (utilized) by operating activities                         (45,370)             (8,443)              (203)
                                                                       -------------------      --------------     --------------


CASH FLOWS FROM INVESTING ACTIVITIES                                                   -                   -                  -
                                                                       ------------------       -------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible debt                                                 24,500              12,000                 -
    Proceeds from private placement/exercise of stock warrants                      5,500                  -                  -
    Proceeds from stock subscriptions                                               8,000                  -                  -
                                                                       ------------------       -------------      ------------
              Net cash (utilized) by financing activities                          38,000              12,000                 -
                                                                       ------------------       -------------      ------------


NET (DECREASE) INCREASE IN CASH                                                    (7,370)              3,557               (203)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                  11,661                 734              1,074
                                                                       ------------------       -------------      -------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                    $    4,291           $   4,291          $     871
                                                                               ==========           =========          =========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
       Interest                                                                $       -            $      -           $      -

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
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

                The Company had experienced losses for past years, and the Company's secured lender decided not to renew the Company's operating line of credit. As a result, the Company's Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

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

                In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 2005 and the results of its operations and cash flows for the six and three month periods ended June 30, 2005 and 2004.

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

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE 4  -  CONVERTIBLE DEBT:

                  During the 2004 third quarter, the Company issued $12,500 of 5% Convertible Notes and received proceeds of $12,500; during the first quarter of 2005, the Company issued $4,000 of 5% Convertible Notes and received proceeds of $4,000; and during the second quarter of 2005, the Company issued $8,000 of 5% Convertible Notes and received proceeds of $8,000. The investors were directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holders have the option to mutually extend the term of the Note(s) if the par value has not been reduced to $0.01 by the due date. If the Notes are converted at par greater than $0.01, then the Note Holders will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes, which were originally due in 2006, have been extended until 2007.

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

              Effective January 1, 1999, the Board of Directors has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards No. 7, as of that date. The Company continues to pay for minor administrative expenses and has generated interest income on its remaining cash balance.

              As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002 through the first six months of 2005 the Company's cash balance as of June 30, 2005 was $4,291.

ITEM 3.       CONTROLS AND PROCEDURES:

              (a) Evaluation of Disclosure Controls and Procedures.

              As of June 30, 2005, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's period SEC filings.

              (b) Changes in Internal Control.

              Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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

                                                     CHASE PACKAGING CORPORATION

                                                     /s/ Ann W. Green
                                                     ---------------------------
Date: August 4, 2005                                 Ann W. Green
                                                     (Assistant Secretary
                                                     and Principal Financial and
                                                     Accounting Officer)

                           CHASE PACKAGING CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005

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