Form 10QSB
period 2005-09-30
CHASE PACKAGING CORP
filed 2005-11-09
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

Commission File Number: 0-21609
                        -------

                           CHASE PACKAGING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Texas                                        93-1216127
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                       Outstanding at October 26, 2005
--------------------------------------    --------------------------------------
Common Stock, par value $.10 per share               8,627,275 shares

                                    - INDEX -

                                                                         Page(s)
                                                                         -------

PART I.  Financial Information:

ITEM 1.  Financial Statements

         Balance Sheets - September 30, 2005 (Unaudited) and
           December 31, 2004                                                3.

         Statements of Operations (Unaudited) - Cumulative Period
           During the Development Stage (January 1, 1999 to
           September 30, 2005) and the Three and Nine Months
           Ended September 30, 2005 and 2004                                4.

         Statements of Cash Flows (Unaudited) - Cumulative Period
           During the Development Stage (January 1, 1999 to
           September 30, 2005) and the Nine Months Ended
           September 30, 2005 and 2004                                      5.

         Notes to Interim Financial Statements (Unaudited)                  6.


ITEM 2.  Management's Discussion and Analysis or Plan of Operation          8.

ITEM 3.  Controls and Procedures                                            8.

PART II. Other Information                                                  9.


SIGNATURES                                                                 10.

EXHIBITS


                                                                         Page 2.

PART I. FINANCIAL INFORMATION:

ITEM I. FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                 --------------

                                   - ASSETS -

                                                                                                   September 30,        December 31,
                                                                                                       2005                2004
                                                                                                    -----------         -----------
                                                                                                    (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                                      $     5,537         $       734
                                                                                                    -----------         -----------

TOTAL ASSETS                                                                                        $     5,537         $       734
                                                                                                    ===========         ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accrued expenses                                                                               $    12,026         $    11,905
                                                                                                    -----------         -----------

TOTAL CURRENT LIABILITIES                                                                                12,026              11,905
                                                                                                    -----------         -----------

CONVERTIBLE NOTES PAYABLE                                                                                29,500              12,500
                                                                                                    -----------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock $1.00 par value; 4,000,000 shares authorized, none issued                               --                  --
     Common stock, $.10 par value 25,000,000 authorized, 8,627,275 issued
       in 2005 and 2004                                                                                 862,728             862,728
     Additional paid-in capital                                                                       2,757,275           2,757,275
     Common stock subscribed                                                                              8,000               8,000
     Accumulated deficit                                                                             (3,626,121)         (3,626,121)
     Deficit accumulated during the development stage                                                   (37,871)            (25,553)
                                                                                                    -----------         -----------
                                                                                                        (35,989)            (23,671)
                                                                                                    -----------         -----------

                                                                                                    $     5,537         $       734
                                                                                                    ===========         ===========

                       See notes to financial statements.

                                                                         Page 3.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (Unaudited)

                                                    Cumulative During
                                                     the Development
                                                          Stage
                                                    (January 1, 1999 to     Three Months Ended               Nine Months Ended
                                                        September 30,          September 30,                   September 30,
                                                           2005)            2005           2004             2005            2004
                                                        -----------     -----------     -----------     -----------     -----------
NET SALES                                               $        --     $        --     $        --     $        --     $        --
                                                        -----------     -----------     -----------     -----------     -----------
COSTS AND EXPENSES:
    General and administrative expense                       44,803           3,700           4,968          11,100           5,171
    Reversal of overaccrued expenses                         (7,077)             --              --              --              --
    Interest expense                                          1,251             575              --           1,251              --
    Interest and other income                                (1,106)            (17)             (7)            (33)             (7)
                                                        -----------     -----------     -----------     -----------     -----------
TOTAL COSTS AND EXPENSES                                     37,871           4,258           4,961          12,318           5,164
                                                        -----------     -----------     -----------     -----------     -----------

(LOSS) BEFORE INCOME TAXES                                  (37,871)         (4,258)         (4,961)        (12,318)         (5,164)

   Income tax expense                                            --              --              --              --              --
                                                        -----------     -----------     -----------     -----------     -----------

NET (LOSS)                                              $   (37,871)    $    (4,258)    $    (4,961)    $   (12,318)    $    (5,164)
                                                        ===========     ===========     ===========     ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                8,627,275       8,627,275       8,627,275       8,627,275       8,627,275
                                                        ===========     ===========     ===========     ===========     ===========

(LOSS) PER COMMON SHARE                                 $        --     $        --     $        --     $        --     $        --
                                                        ===========     ===========     ===========     ===========     ===========


                       See notes to financial statements.

                                                                         Page 4.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                                  Cumulative During the
                                                                                    Development Stage
                                                                                   (January 1, 1999 to        Nine Months Ended
                                                                                       September 30,            September 30,
                                                                                           2005             2005             2004
                                                                                         --------         --------         --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                                           $(37,871)        $(12,318)        $ (5,164)

    Change in assets and liabilities:
         Accounts payable and accrued expenses                                            (11,253)             121           (5,951)
                                                                                         --------         --------         --------
              Net cash (utilized) by operating activities                                 (49,124)         (12,197)         (11,115)
                                                                                         --------         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES                                                           --               --               --
                                                                                         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible notes                                                        29,500           17,000           12,500
    Proceeds from private placement/exercise of stock warrants                              5,500               --               --
    Proceeds from stock subscriptions                                                       8,000               --               --
                                                                                         --------         --------         --------
              Net cash provided by financing activities                                    43,000           17,000           12,500
                                                                                         --------         --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (6,124)           4,803            1,385

    Cash and cash equivalents, at beginning of period                                      11,661              734            1,074
                                                                                         --------         --------         --------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                              $  5,537         $  5,537         $  2,459
                                                                                         ========         ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                                                          $     --         $     --         $     --


                       See notes to financial statements.

                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                               ------------------
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

            In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 2005, the results of its operations for the nine and three month periods ended September 30, 2005 and 2004 and the results of its cash flows for the nine month periods ended September 30, 2005 and 2004.

            The  accounting  policies  followed  by the Company are set forth in
            Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2004 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements. .

NOTE 2  -   LOSS PER COMMON SHARE:

            (Loss) per common share, both basic and diluted, was calculated by dividing net (loss) by the weighted average number of shares outstanding for each reporting period.

NOTE 3 -    SHAREHOLDERS' EQUITY:

            In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing of this report.


                                                                         Page 6.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                               ------------------
                                   (Unaudited)

NOTE 4  -   CONVERTIBLE DEBT:

            During the 2004 third quarter, the Company issued $12,500 of 5% Convertible Notes and received proceeds of $12,500; during the first quarter of 2005, the Company issued $4,000 of 5% Convertible Notes and received proceeds of $4,000; during the second quarter of 2005, the Company issued $8,000 of 5% Convertible Notes and received proceeds of $8,000; and during the third quarter of 2005, the Company issued $5,000 of 5% Convertible Notes and received proceeds of $5,000. The investors were directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holders have the option to mutually extend the term of the Note(s) if the par value has not been reduced to $0.01 by the due date. If the Notes are converted at par greater than $0.01, then the Note Holders will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes, which were originally due in 2006, have been extended until 2007.


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

            As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002 and through the first nine months of 2005 the Company's cash balance as of September 30, 2005 was $5,537.

ITEM 3.     CONTROLS AND PROCEDURES:

            (a) Evaluation of Disclosure Controls and Procedures.

            As of September 30, 2005, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's period SEC filings.

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


                                        CHASE PACKAGING CORPORATION
                                        ---------------------------


                                        /s/ Ann W. Green
                                        ----------------------------------------
Date: November 7, 2005                  Ann W. Green
                                        (Assistant Secretary
                                        and Principal Financial and
                                        Accounting Officer)


                                                                        Page 10.