Form 10-K
period 2005-12-31
CHASE PACKAGING CORP
filed 2006-03-31
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005       Commission File Number 0-21609

                           CHASE PACKAGING CORPORATION
             (Exact name of registrant as specified in its charter)

               Texas                                     93-1216127
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

636 River Road
Fair Haven, NJ                                              07704
(Address of principal executive offices)                 (Zip Code)

         Registrant's telephone number, including area code: 732-741-1500 Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuers revenues for the most recent fiscal year - $  -0-
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2005 was $ N/A

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X|  N |_|

As of December 31, 2005, the registrant had outstanding 8,627,275 shares of Common Stock ($.10 par value)

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

None.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2005 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 2005 was not known. As a result of the events detailed above, the Company's securities trade on an extremely limited basis.



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

During 2001, the Company sold common shares in a private placement and together with the exercise of common stock purchase warrants, realized net proceeds of $5,500. During 2002, the Company received common stock subscriptions aggregating $8,000. In 2004 and 2005, the Company received aggregate net proceeds of $32,000 from the issuance of 5% convertible notes. As in the past the Company believes that it will be able to satisfy its ongoing minimal expenses from loans from its officers/shareholders.

ITEM 7.  FINANCIAL STATEMENTS.

                           CHASE PACKAGING CORPORATION
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                        - INDEX TO FINANCIAL STATEMENTS -

                                                                      Page(s)
                                                                      -------
Report of Independent Registered Public Accounting Firm                 F-2

Financial Statements:

   Balance sheets                                                       F-3

   Statements of Operations                                             F-4

   Statements of Shareholders' Deficit                                  F-5

   Statements of Cash Flows                                             F-6

Notes to Financial Statements.                                        F-7 - F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders
Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, shareholders' deficit and cash flows for the years then ended and for the development stage period (from January 1, 1999 to December 31, 2005). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended and for the development stage period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company's recurring losses from operations and its dependency on future financing raise substantial doubt about its ability to continue as a going concern. Management's plans concerning theses matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                               ------------------------
                                               LAZAR LEVINE & FELIX LLP

New York, New York
March 27, 2006

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2005 AND 2004

                                                                              2005              2004
                                                                        ---------------   ---------------
                                   - ASSETS -
CURRENT ASSETS:
   Cash and cash equivalents                                            $         1,186   $           734
                                                                        ---------------   ---------------

TOTAL ASSETS                                                            $         1,186   $           734
                                                                        ===============   ===============

                   - LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
   Accrued expenses                                                     $         9,484   $        11,905
                                                                        ---------------   ---------------

TOTAL CURRENT LIABILITIES                                                         9,484            11,905
                                                                        ---------------   ---------------

CONVERTIBLE NOTES PAYABLE                                                        32,000            12,500
                                                                        ---------------   ---------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
Preferred stock $1.00 par value; 4,000,000 shares authorized                         --                --
Common stock $.10 par value,  25,000,000  shares  authorized,
   8,627,275 shares issued and outstanding                                      862,728           862,728
Additional paid-in capital                                                    2,757,275         2,757,275
Common stock subscribed                                                           8,000             8,000
Accumulated deficit                                                          (3,626,121)       (3,626,121)
Deficit accumulated during the development stage                                (42,180)          (25,553)
                                                                        ---------------   ---------------
                                                                                (40,298)          (23,671)
                                                                        ---------------   ---------------

                                                                        $         1,186   $           734
                                                                        ===============   ===============


                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                               Cumulative
                                                               During the                    For the Year Ended
                                                            Development Stage                   December 31,
                                                           (January 1, 1999 to         ------------------------------
                                                            December 31, 2005            2005                  2004
                                                            -----------------          --------              --------
NET SALES                                                        $     --              $     --              $     --
                                                                 --------              --------              --------
COSTS AND EXPENSES:
    General and administrative expense                             48,503                14,800                 5,850
    Reversal of over-accrued expenses                              (7,077)                   --                (7,077)
    Interest expense                                                1,876                 1,876                    --
    Interest income                                                (1,122)                  (49)                  (10)
                                                                 --------              --------              --------
                                                                   42,180                16,627                (1,237)
                                                                 --------              --------              --------
LOSS BEFORE INCOME TAXES                                          (42,180)              (16,627)                1,237

      Provision for income taxes                                       --                    --                    --
                                                                 --------              --------              --------
NET LOSS                                                         $(42,180)             $(16,627)             $  1,237
                                                                 ========              ========              ========
LOSS PER SHARE                                                                         $     --              $     --
                                                                                       ========              ========


                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' DEFICIT

                                                                                                           Deficit
                                                                                                         Accumulated
                                                            Additional                                     During the
                                       Common Stock           Paid-in      Common Stock   Accumulated     Development
                                    Shares       Amount       Capital       Subscribed      Deficit          Stage         Total
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------
Balance at January 1, 1999         7,002,964   $   700,296   $ 2,914,207    $        --   $(3,626,121)   $        --    $   (11,618)

Net loss for the year ended
    December 31, 1999                     --            --            --             --            --         (5,510)        (5,510)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 1999       7,002,964       700,296     2,914,207             --    (3,626,121)        (5,510)       (17,128)

Net loss for the year ended
    December 31, 2000                     --            --            --             --            --           (891)          (891)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2000       7,002,964       700,296     2,914,207             --    (3,626,121)        (6,401)       (18,019)

Private placement and
    warrant exercise               1,624,311       162,432      (156,932)            --            --             --          5,500

Net loss for the year ended
    December 31, 2001                     --            --            --             --            --         (5,086)        (5,086)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2001       8,627,275       862,728     2,757,275             --    (3,626,121)       (11,487)       (17,605)

Stock subscriptions                       --            --            --          8,000            --             --          8,000

Net loss for the year ended
    December 31, 2002                     --            --            --             --            --         (7,082)        (7,082)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2002       8,627,275       862,728     2,757,275          8,000    (3,626,121)       (18,569)       (16,687)

Net loss for the year ended
    December 31, 2003                     --            --            --             --            --         (8,221)        (8,221)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2003       8,627,275       862,728     2,757,275          8,000    (3,626,121)       (26,790)       (24,908)

Net income for the year
    ended December 31, 2004               --            --            --             --            --          1,237          1,237
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2004       8,627,275       862,728     2,757,275          8,000    (3,626,121)       (25,553)       (23,671)

Net loss for the year ended
    December 31, 2005                     --            --            --             --            --        (16,627)       (16,627)
                                 -----------   -----------   -----------    -----------   -----------    -----------    -----------

Balance at December 31, 2005       8,627,275   $   862,728   $ 2,757,275    $     8,000   $(3,626,121)   $   (42,180)   $   (40,298)
                                 ===========   ===========   ===========    ===========   ===========    ===========    ===========


                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                          Cumulative
                                                                          During the              For The Year Ended
                                                                      Development Stage              December 31,
                                                                     (January 1, 1999 to      -------------------------
                                                                      December 31, 2005)        2005              2004
                                                                      ------------------      --------           ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $(42,180)         $(16,627)         $  1,237

    Change in assets and liabilities:
        Accrued expenses                                                     (13,795)           (2,421)          (14,077)
                                                                            --------          --------          --------
     Net cash (used in) operating activities                                 (55,975)          (19,048)          (12,840)
                                                                            --------          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES                                              --                --                --
                                                                            --------          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible debt                                            32,000            19,500            12,500
    Proceeds from private placement/exercise of stock warrants                 5,500                --                --
    Capital contribution                                                       8,000                --                --
                                                                            --------          --------          --------
     Net cash provided by financing activities                                45,500            19,500            12,500
                                                                            --------          --------          --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (10,475)              452              (340)

     Cash and cash equivalents, at beginning of period                        11,661               734             1,074
                                                                            --------          --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  1,186          $  1,186          $    734
                                                                            ========          ========          ========


                       See notes to financial statements.

NOTE 1     -    DESCRIPTION OF COMPANY / BASIS OF PRESENTATION:

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

                These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed earlier, the Company is in the development stage, has no business operations of its own and has no sources of revenue. Further, as of December 31, 2005, the Company has negative working capital of $8,298, an accumulated deficit of $3, 668,301 ($42,180 realized during the development stage period from January 1, 1999 to December 31,
                2005) and a total shareholders' deficit of $40,298, all of which raise substantial doubt about the Company's ability to continue as a going concern.

                Managements' plans for the Company include securing a merger or acquisition, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company's financial position, results of operations and ability to continue as a going concern.

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

NOTE 2     -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

         (b)    Income Taxes:

                The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured assuming enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

        (c)     Loss per Common Share:

                Loss per common share was calculated by dividing the net loss by the weighted average number of shares outstanding for each period presented.

        (d)     Recently Issued Accounting Pronouncements Affecting the Company:

                In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment" (No. 123R). The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees. The statement requires a public entity to measure the cost of employee service received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of a liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of these instruments. The Company will be required to comply with this pronouncement for periods beginning after December 15, 2005. As the Company currently accounts for share-based payments using the intrinsic method as allowed by APB Opinion No.25, adoption of the fair value method under SFAS 123(R) will have an impact on its results of operations. However, the extent of the impact cannot be predetermined at this time because it will depend on levels of share-based payments granted in the future.

                In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 154, Accounting Changes and Error Corrections which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is not practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006.

NOTE 3     -    INCOME TAXES:

                                                                                         2005             2004
                                                                                      -----------      -----------
                 Deferred tax assets and liabilities consist of the following:

                 Deferred tax assets:
                    Net operating loss carry forwards                                 $ 1,120,000      $ 1,120,000

                    Less valuation allowance                                           (1,120,000)      (1,120,000)
                                                                                      -----------      -----------
                                                                                      $        --      $        --
                                                                                      ===========      ===========

                At December 31, 2005, the Company had approximately $3,300,000 of net operating loss carry forwards ("NOL's") available which expires in years beginning in 2011. The benefits of these NOL's may be substantially reduced in the future if the Company is successful in establishing a new business.

NOTE 4     -    CONVERTIBLE DEBT:

                During the 2004 third quarter, the Company issued $12,500 of 5% Convertible Notes due 2006 and received proceeds of $12,500; during the first quarter of 2005, the Company issued $4,000 of 5% Convertible Notes and received proceeds of $4,000; during the second quarter of 2005, the Company issued $8,000 of 5% Convertible Notes and received proceeds of $8,000; during the third quarter of 2005, the Company issued $5,000 of 5% Convertible Notes and received proceeds of $5,000; and during the fourth quarter of 2005, the Company issued $2,500 of 5% Convertible Notes and received proceeds of $2,500. The investors were directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holder(s) have the option to mutually extend the term of the Note(s) if the par value has not been reduced to $0.01. If the Notes are converted at par greater than $0.01, then the Note Holder(s) will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes, which were originally due in 2006, have been extended until 2007.

NOTE 5     -    SHAREHOLDERS' EQUITY:

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms,.

(b) Changes in Internal Controls Over Financial Reporting.

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Name and Age                     Date Since Which      Business Experience and Other Directorships
                                 Continuously a
                                 Director of the
                                 Company

Allen T. McInnes, 68             1993                  Currently Dean of the Business School of Texas Tech  University;  Chairman
                                                       of the  Board of TGC  Industries,  Inc.  since  1993 and  Chief  Executive
                                                       Officer from August, 1993 to March 31, 1996;  Executive Vice President and
                                                       Director of Tenneco, Inc. 1960-1992;  Director of TETRA Technologies since
                                                       April 1, 1996

Herbert M. Gardner, 66           2001                  Executive  Vice  President  and Treasurer of  Barrett-Gardner  Associates,
                                                       Inc., an investment banking firm;  Director of Co-Active  Marketing Group,
                                                       Inc., a marketing  and sales  promotion  company;  Director of Nu Horizons
                                                       Electronics Corp., an electronic  component  distributor;  Chairman of the
                                                       Board  and  Director  of  Supreme  Industries,  Inc.,  a  manufacturer  of specialized  truck bodies and shuttle buses,  since 1979;  Director of TGC
                                                       Industries,  a seismic  services  company;  Director of Rumson-Fair  Haven
                                                       Bank and Trust Company,  a New Jersey state  independent,  commercial bank and trust company.

William J. Barrett, 66           2001                  President of  Barrett-Gardner  Associates,  Inc.,  an  investment  banking firm; Director of Supreme Industries,  Inc., a specialized manufacturer of truck  bodies and shuttle  buses;  Director  of TGC  Industries,  Inc.,  a seismic services company;  Chairman of the Board of Rumson-Fair Haven Bank and Trust Company,  a New Jersey state  independent,  commercial  bank and trust company.

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

Name                    Age      Position

Allen T. McInnes        68       Chairman, President

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

                                                                  Amount and Nature of       Approximate Percentage
        Name and address                         Title of Class   Beneficial Owner           of Class (1)

        Allen T. McInnes                         Common           1,318,954                  16.22%

        Herbert M. Gardner                       Common           911,083 (2)                11.20%

        William J. Barrett                       Common           1,035,060 (3)              12.73%

        Special Situations Funds (4)
        153 E. 53rd Street, 51st Fl.
        New York, NY 10022                       Common           789,165                    9.70%

        All directors & officers as a group
        (3 persons)                              Common           3,265,097  (5)(6)          40.15%

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

(5) Excludes 800,000 shares of Common Stock issuable pursuant to $8,000 received in July 2002.

(6) Excludes shares of Common Stock issuable pursuant to the conversion of $32,000 of 5% Convertible Notes due 2007. (See Note 4 to Financial Statements for terms of conversion.)

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $12,000 and $10,100 for 2005 and 2004, respectively.

Audit Related Fees

         None

Tax Fees

         The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the preparation of our corporate tax returns were $1,500 for each of the 2005 and 2004 years.

All Other Fees

         None

Audit Committee Pre-Approval Policies

         The Board of Directors which functions as the audit committee makes reasonable inquiry as to the independence of our principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the principal accountant. The audit committee has not approved any services beyond those required for the audit of our annual financial statements and review of financial statements included in our Forms 10-KSB and the preparation of our annual tax return.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CHASE PACKAGING CORPORATION


Date: March 27, 2006

                                         /s/ Allen McInnes
                                         ---------------------------------------
                                         Allen McInnes
                                         President & Principal Executive Officer


                                         /s/ Ann W. Green
                                         ---------------------------------------
                                         Ann W. Green
                                         Assistant Secretary
                                         Principal Financial and Accounting
                                         Officer