Form 10QSB
period 2006-03-31
CHASE PACKAGING CORP
filed 2006-05-15
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

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

                   636 River Road, Fairhaven, New Jersey 07704
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                  Class                       Outstanding at March 31, 2006
--------------------------------------    --------------------------------------
Common Stock, par value $.10 per share               8,627,275 shares

                                    - INDEX -

                                                                                      Page(s)
                                                                                      -------
PART I.        Financial Information:

ITEM 1.        Financial Statements

               Condensed Balance Sheets - March 31, 2006 (Unaudited)
               and December 31, 2005                                                      3.

               Condensed Statements of Operations (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to March 31, 2006)
               and the Three Months Ended March 31, 2006 and 2005                         4.

               Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
               During the Development Stage (January 1, 1999 to March 31, 2006)
               and the Three Months Ended March 31, 2006 and 2005                         5.

               Notes to Interim Condensed Financial Statements (Unaudited)                6.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation                  8.

ITEM 3.        Controls and Procedures                                                    8.

PART II.       Other Information                                                          9.

SIGNATURES                                                                               10.

EXHIBITS INDEX                                                                           11.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                   - ASSETS -

                                                                 March 31, 2006     December 31, 2005
                                                                ----------------    ----------------
                                                                  (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                   $          8,706    $          1,186
                                                                ----------------    ----------------

TOTAL ASSETS                                                    $          8,706    $          1,186
                                                                ================    ================

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
    Accrued expenses                                            $         13,809    $          9,484
                                                                ----------------    ----------------

TOTAL CURRENT LIABILITIES                                                 13,809               9,484
                                                                ----------------    ----------------

CONVERTIBLE NOTES PAYABLE                                                 39,500              32,000
                                                                ----------------    ----------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Preferred stock $1.00 par value; 4,000,000
       shares authorized, none issued                                         --                  --
    Common stock, $.10 par value, 25,000,000 authorized,
       8,627,275 issued in 2005 and 2004                                 862,728             862,728
    Additional paid-in capital                                         2,757,275           2,757,275
    Common stock subscribed                                                8,000               8,000
    Accumulated deficit                                               (3,626,121)         (3,626,121)
    Deficit accumulated during the development stage                     (46,485)            (42,180)
                                                                ----------------    ----------------
                                                                         (44,603)            (40,298)
                                                                ----------------    ----------------
                                                                $          8,706    $          1,186
                                                                ================    ================

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Cumulative During the     Three Months Ended
                                        Development Stage           March 31,
                                       (January 1, 1999 to -----------------------------
                                         March 31, 2006)      2006              2005
                                         -------------    -------------    -------------
NET SALES                                $          --    $          --    $          --
                                         -------------    -------------    -------------

COSTS AND EXPENSES:
    General and administrative expense          52,203            3,700            1,420
    Reversal of over-accrued expenses           (7,077)              --               --
    Interest expense                             2,501              625              190
    Interest income                             (1,142)             (20)              (4)
                                         -------------    -------------    -------------
TOTAL COSTS AND EXPENSES                        46,485            4,305            1,606
                                         -------------    -------------    -------------

LOSS BEFORE INCOME TAXES                       (46,485)          (4,305)          (1,606)

    Income tax expense                              --               --               --
                                         -------------    -------------    -------------

NET LOSS                                 $     (46,485)   $      (4,305)   $      (1,606)
                                         =============    =============    =============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                8,627,275        8,627,275        8,627,275
                                         =============    =============    =============

LOSS PER COMMON SHARE
  BASIC AND DILUTED$                                --    $          --    $          --
                                         =============    =============    =============

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Cumulative During the     Three Months Ended
                                                               Development Stage           March 31,
                                                               (January 1, 1999 to     -------------------
                                                                 March 31, 2006)       2006            2005
                                                                 -------------    -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $     (46,485)   $      (4,305)   $      (1,606)

    Change in assets and liabilities:
    Accounts payable and accrued expenses                               (9,470)           4,325               --
                                                                 -------------    -------------    -------------
      Net cash (utilized) provided by operating activities             (55,955)              20           (1,606)
                                                                 -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES                                        --               --               --
                                                                 -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement/exercise of stock warrants           5,500               --               --
    Proceeds from convertible debt                                      39,500            7,500            4,000
    Capital contribution                                                 8,000               --               --
                                                                 -------------    -------------    -------------
      Net cash provided by financing activities                         53,000            7,500            4,000
                                                                 -------------    -------------    -------------

NET (DECREASE) INCREASE IN CASH                                         (2,955)           7,520            2,394

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                       11,661            1,186              735
                                                                 -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                      $       8,706    $       8,706    $       3,129
                                                                 =============    =============    =============

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for:
       Interest                                                  $          --    $          --    $          --

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
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

                In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of March 31, 2006 and the results of its operations and cash flows for the three month periods ended March 31, 2006 and 2005.

                The accounting policies followed by the Company are set forth in
                Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

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

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (Unaudited)

NOTE   3   -    CONVERTIBLE DEBT:

                The Company has issued 5% Convertible Notes as follows:

                          2004 - third quarter                $  12,500
                          2005 - first quarter                    4,000
                          2005 - second quarter                   8,000
                          2005 - third quarter                    5,000
                          2005 - fourth quarter                   2,500
                          2006 - first quarter                    7,500
                                                              ---------
                                                              $  39,500
                                                              =========

                The investors are directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holder(s) have the option to mutually extend the term of the Note(s) if the par value has not been reduced to $0.01. If the Notes are converted at par greater than $0.01, then the Note Holder(s) will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes have been extended until 2008.

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

              As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional loans and capital contributions made since then, to satisfy the Company's minimal cash requirements, the Company's cash balance as of March 31, 2006 was $8,706.

ITEM 3.       CONTROLS AND PROCEDURES:

              (a) Evaluation of Disclosure Controls and Procedures.

              As of March 31, 2006, we carried out an evaluation, with the participation of the Company's principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the company required to be included in the company's period SEC filings.

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

                                                     CHASE PACKAGING CORPORATION


                                                     /s/ Ann W. Green
                                                     ---------------------------
Date: May 10, 2006                                   Ann W. Green
                                                     (Assistant Secretary
                                                     and Principal Financial and
                                                     Accounting Officer)

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