Form 10QSB
period 2006-06-30
CHASE PACKAGING CORP
filed 2006-08-14
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                                 (732) 741-1500
                (Issuer's telephone number, including area code)

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

                 Class                              Outstanding at June 30, 2006
Common Stock, par value $.10 per share                    8,627,275 shares

                                    - INDEX -

                                                                         Page(s)
                                                                         -------
PART I.    Financial Information:

ITEM 1.    Financial Statements

           Condensed Balance Sheets - June 30, 2006 (Unaudited)
             and December 31, 2005                                            3

           Condensed Statements of Operations (Unaudited) -
             Cumulative Period During the Development Stage
             (January 1, 1999 to June 30, 2006) and the Six and
             Three Months Ended June 30, 2006 and 2005                        4

           Condensed Statements of Cash Flows (Unaudited) -
             Cumulative Period During the Development Stage
             (January 1, 1999 to June 30, 2006) and the
             Six Months Ended June 30, 2006 and 2005                          5

           Notes to Interim Condensed Financial Statements (Unaudited)        6

ITEM 2.    Management's Discussion and Analysis or Plan of Operation          8

ITEM 3.    Controls and Procedures                                            8

PART II.   Other Information                                                  9

SIGNATURES                                                                   10

EXHIBITS                                                                     11

PART I. FINANCIAL INFORMATION:

ITEM I. FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                        June 30,   December 31,
                                                         2006          2006
                                                      -----------  ------------
                                                      (unaudited)

                     - ASSETS -

CURRENT ASSETS:
  Cash and cash equivalents                           $     7,634  $     1,186
                                                      -----------  -----------
TOTAL ASSETS                                          $     7,634  $     1,186
                                                      ===========  ===========

      - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
  Accrued expenses                                    $     7,680  $     9,484
                                                      -----------  -----------
TOTAL CURRENT LIABILITIES                                   7,680        9,484
                                                      -----------  -----------
CONVERTIBLE NOTES PAYABLE                                  47,000       32,000
                                                      -----------  -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
  Preferred stock $1.00 par value; 4,000,000
     shares authorized, none issued                            --           --
  Common stock, $.10 par value 25,000,000 authorized
     8,627,275 issued in 2006 and 2005                    862,728      862,728
  Additional paid-in capital                            2,757,275    2,757,275
  Common stock subscribed                                   8,000        8,000
  Accumulated deficit                                  (3,626,121)  (3,626,121)
  Deficit accumulated during the development stage        (48,928)     (42,180)
                                                      -----------  -----------
                                                          (47,046)     (40,298)
                                                      -----------  -----------
                                                      $     7,634  $     1,186
                                                      ===========  ===========

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Cumulative
                                         During the
                                        Development      Six Months Ended       Three Months Ended
                                           Stage      ----------------------  ----------------------
                                        (January 1,          June 30,                June 30,
                                          1999 to     ----------------------  ----------------------
                                       June 30, 2006     2006        2005        2006        2005
                                       -------------  ----------  ----------  ----------  ----------
NET SALES                               $       --    $       --  $       --  $       --  $       --
                                        ----------    ----------  ----------  ----------  ----------

COSTS AND EXPENSES:
  General and administrative expenses       54,053         5,550       7,400       1,850       3,700
  Reversal of overaccrued expenses          (7,077)           --          --          --          --
  Interest expense                           3,131         1,255         676         630         486
  Interest income                           (1,179)          (57)        (16)        (37)        (12)
                                        ----------    ----------  ----------  ----------  ----------
TOTAL COSTS AND EXPENSES                    48,928         6,748       8,060       2,443       4,174
                                        ----------    ----------  ----------  ----------  ----------
(LOSS) BEFORE INCOME TAXES                 (48,928)       (6,748)     (8,060)     (2,443)     (4,174)
  Income tax expense                            --            --          --          --          --
                                        ----------    ----------  ----------  ----------  ----------
NET (LOSS)                              $  (48,928)   $   (6,748) $   (8,060) $   (2,443) $   (4,174)
                                        ==========    ==========  ==========  ==========  ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                            8,627,275     8,627,275   8,627,275   8,627,275   8,627,275
                                        ==========    ==========  ==========  ==========  ==========
(LOSS) PER COMMON SHARE
  - BASIC AND DILUTED                                 $       --  $       --  $       --  $       --
                                                      ==========  ==========  ==========  ==========

                       See notes to financial statements.

                                            CHASE PACKAGING CORPORATION
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                              Cumulative During the  Six Months Ended
                                                                Development Stage         June 30,
                                                               (January 1, 1999 to   ----------------
                                                                 June 30, 2006)        2006     2005
                                                              ---------------------  -------  -------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                                         $(48,928)       $(6,748) $(8,060)
  Change in assets and liabilities:
    Accounts payable and accrued expenses                             (15,599)        (1,804)    (383)
                                                                     --------        -------  -------
      Net cash (utilized) by operating activities                     (64,527)        (8,552)  (8,443)
                                                                     --------        -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES                                       --             --       --
                                                                     --------        -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from convertible debt                                       47,000         15,000   12,000
  Proceeds from private placement/exercise of stock warrants            5,500             --       --
  Proceeds from stock subscriptions                                     8,000             --       --
                                                                     --------        -------  -------
      Net cash provided by financing activities                        60,500         15,000   12,000
                                                                     --------        -------  -------
NET (DECREASE) INCREASE IN CASH                                        (4,027)         6,448    3,557

CASH AND CASH EQUIVALENTS, AT BEGINNING OF
  PERIOD                                                               11,661          1,186      734
                                                                     --------        -------  -------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                          $  7,634        $ 7,634  $ 4,291
                                                                     ========        =======  =======
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                         $     --        $    --  $    --

                       See notes to financial statements.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

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

      In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of June 30, 2006 and the results of its operations and cash flows for the six and three month periods ended June 30, 2006 and 2005.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to consolidated financial statements.

NOTE 2 - LOSS PER COMMON SHARE:

      Basic loss per common share was calculated by dividing net loss by the weighted average number of shares outstanding for each reporting period. Diluted loss per common share is the same as basic loss per common share for all periods presented

NOTE 3 - SHAREHOLDERS' EQUITY:

      In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing date of this report.

                           CHASE PACKAGING CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE 4 - CONVERTIBLE DEBT:

      During the 2004 third quarter, the Company issued $12,500 of 5% Convertible Notes due 2006 and received proceeds of $12,500; during the first quarter of 2005, the Company issued $4,000 of 5% Convertible Notes and received proceeds of $4,000; during the second quarter of 2005, the Company issued $8,000 of 5% Convertible Notes and received proceeds of $8,000; during the third quarter of 2005, the Company issued $5,000 of 5% Convertible Notes and received proceeds of $5,000; during the fourth quarter of 2005, the Company issued $2,500 of 5% Convertible Notes and received proceeds of $2,500; during the first quarter of 2006, the Company issued $7,500 of 5% Convertible Notes and received proceeds of $7,500; and during the second quarter of 2006, the Company issued $7,500 of 5% Convertible Notes and received proceeds of $7,500. The investors were directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holder(s) have the option to mutually extend the term of the Note(s) if the par value has not been reduced to $0.01. If the Notes are converted at par greater than $0.01, then the Note Holder(s) will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes, which were originally due in 2006, have been extended until 2007.

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

      As a result of the sale of common shares in a private placement, the exercise of common stock purchase warrants during the last quarter of 2001, additional capital contributions during 2002 through the first six months of 2006 and the proceeds realized from convertible debt, the Company's cash balance as of June 30, 2006 was $7,634. The Company may need to raise additional funds in order to satisfy its minimal expenses for the ensuing twelve months.

ITEM 3. CONTROLS AND PROCEDURES:

      (a) Evaluation of Disclosure Controls and Procedures.

      As of June 30, 2006, we carried out an evaluation, under the supervision of Ann W. Green our sole Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's period SEC filings.

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

                                                     CHASE PACKAGING CORPORATION


                                                     /s/ Ann W. Green
                                                     ---------------------------
Date: August 2, 2006                                 Ann W. Green
                                                     (Assistant Secretary
                                                     and Principal Financial and
                                                     Accounting Officer)

                           CHASE PACKAGING CORPORATION
                         QUARTERLY REPORT ON FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2006

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