Form 10QSB
period 2006-09-30
CHASE PACKAGING CORP
filed 2006-11-07
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

              c/o Ann W. Green, 636 River Road, Fairhaven, NJ 07704
               (Address of principal executive offices) (Zip Code)

                                 (732) 741-1500
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  |X|      NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding at October 20, 2006
--------------------------------------       -----------------------------------
Common Stock, par value $.10 per share             8,627,275 shares

                                    - INDEX -

                                                                                                     Page(s)
                                                                                                     -------
PART I.    Financial Information:

ITEM 1.    Financial Statements

           Balance Sheets - September 30, 2006 (Unaudited) and December 31, 2005                         3.

           Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2006) and the Three and Nine Months Ended September 30, 2006 and
              2005 4.

           Statements of Cash Flows (Unaudited) - Cumulative Period During
              the Development Stage (January 1, 1999 to September 30, 2006) and the Nine Months
              Ended September 30, 2006 and 2005                                                          5.

           Notes to Interim Financial Statements (Unaudited)                                             6.

ITEM 2.    Management's Discussion and Analysis or Plan of Operation                                     8.


ITEM 3.    Controls and Procedures                                                                       8.

PART II.   Other Information                                                                             9.


SIGNATURES                                                                                              10.

EXHIBITS


                                                                         Page 2.

PART I.  FINANCIAL INFORMATION:

ITEM I.  FINANCIAL STATEMENTS:

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A Development Stage Company)
                          -----------------------------
                                 BALANCE SHEETS
                                 --------------

                                   - ASSETS -

                                                                                          September 30,  December 31,
                                                                                              2006          2005
                                                                                          -----------    -----------
                                                                                           (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                            $     4,302    $     1,186


TOTAL ASSETS                                                                              $     4,302    $     1,186
                                                                                          ===========    ===========

                    - LIABILITIES AND SHAREHOLDERS' DEFICIT -

CURRENT LIABILITIES:
     Accrued expenses                                                                     $     6,798    $     9,484
    Convertible notes payable                                                                  47,000             --
                                                                                          -----------    -----------

TOTAL CURRENT LIABILITIES                                                                      53,798          9,484
                                                                                          -----------    -----------


CONVERTIBLE NOTES PAYABLE                                                                          --         32,000
                                                                                          -----------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
     Preferred stock $1.00 par value; 4,000,000 shares authorized, none issued                     --             --
     Common stock, $.10 par value 25,000,000  authorized,  8,627,275 issued in 2006 and
     2005                                                                                     862,728        862,728
     Additional paid-in capital                                                             2,757,275      2,757,275
     Common stock subscribed                                                                    8,000          8,000
     Accumulated deficit                                                                   (3,626,121)    (3,626,121)
     Deficit accumulated during the development stage                                         (51,378)       (42,180)
                                                                                          -----------    -----------
                                                                                              (49,496)       (40,298)
                                                                                          -----------    -----------

                                                                                          $     4,302    $     1,186
                                                                                          ===========    ===========


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

                                         Cumulative During
                                         the Development
                                               Stage           Three Months Ended              Nine Months Ended
                                         (January 1, 1999   -------------------------     --------------------------
                                          to September 30,         September 30,                  September 30,
                                                2006)          2006           2005            2006            2005
                                             -----------    -----------    -----------    -----------    -----------
NET SALES                                    $        --    $        --    $        --    $        --    $        --
                                             -----------    -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
    General and administrative expense            48,826          1,850          3,700          7,400         11,100
    Interest expense                               3,761            630            575          1,885          1,251
    Interest and other income                     (1,209)           (30)           (17)           (87)           (33)
                                             -----------    -----------    -----------    -----------    -----------
TOTAL COSTS AND EXPENSES                          51,378          2,450          4,258          9,198         12,318
                                             -----------    -----------    -----------    -----------    -----------

(LOSS) BEFORE INCOME TAXES                       (51,378)        (2,450)        (4,258)        (9,198)       (12,318)

   Income tax expense                                 --             --             --             --             --
                                             -----------    -----------    -----------    -----------    -----------

NET (LOSS)                                   $   (51,378)   $    (2,450)   $    (4,258)   $    (9,198)   $   (12,318)
                                             ===========    ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    8,627,275      8,627,275      8,627,275      8,627,275
                                                            ===========    ===========    ===========    ===========

BASIC AND DILUTED (LOSS) PER COMMON SHARE                   $        --    $        --    $        --    $        --
                                                            ===========    ===========    ===========    ===========


                                                                         Page 4.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A Development Stage Company)
                          -----------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)
                                   -----------

                                                                  Cumulative During the
                                                                    Development Stage    Nine Months Ended
                                                                   (January 1, 1999 to      September 30,
                                                                      September 30,     --------------------
                                                                          2006)          2006           2005
                                                                      -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss)                                                        $   (51,378)   $    (9,198)   $   (12,318)

    Change in assets and liabilities:
         Accounts payable and accrued expenses                            (16,481)        (2,686)           121
                                                                      -----------    -----------    -----------
              Net cash (utilized) by operating activities                 (67,859)       (11,884)       (12,197)
                                                                      -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES                                           --             --             --
                                                                      -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from convertible notes                                        47,000         15,000         17,000
    Proceeds from private placement/exercise of stock warrants              5,500             --             --
    Proceeds from stock subscriptions                                       8,000             --             --
                                                                      -----------    -----------    -----------
              Net cash provided by financing activities                    60,500         15,000         17,000
                                                                      -----------    -----------    -----------




NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (7,359)         3,116          4,803

    Cash and cash equivalents, at beginning of period                      11,661          1,186            734
                                                                      -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                           $     4,302    $     4,302    $     5,537
                                                                      ===========    ===========    ===========



SUPPLEMENTAL CASH FLOW INFORMATION
     Cash paid during the period for:
       Interest                                                       $        --    $        --    $        --


                                                                         Page 5.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2006
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

                The Board of Directors has been devoting its efforts to establishing a new business and, accordingly, the Company is being treated as a development stage company, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7, effective January 1, 1999. Managements' plans for the Company include securing a merger or acquisition, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company's financial position, results of operations and ability to continue as a going concern. The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2005 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company's securities and the notes to financial statements.

                In the opinion of management, the accompanying unaudited interim financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company's financial position as of September 30, 2006 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005 and the cumulative period during the development stage, January 1, 1999 to September 30, 2006.


NOTE   2   -    LOSS PER COMMON SHARE:

                (Loss) per common share, both basic and diluted, was calculated by dividing net (loss) by the weighted average number of shares outstanding for each reporting period. The diluted loss per share is the same as the basic loss per share as the Company has incurred a net loss in all periods presented. The outstanding common stock equivalents that could potentially dilute basic earnings (loss) per share in the future that were not included in diluted earnings (loss) per share because their effect on the periods presented was antidilutive were 1,270,000 and 1,095,000 as of September 30, 2006 and 2005, respectively.


                                                                         Page 6.

                           CHASE PACKAGING CORPORATION
                           ---------------------------
                          (A Development Stage Company)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                               SEPTEMBER 30, 2006
                               ------------------
                                   (Unaudited)

NOTE   3   -    SHAREHOLDERS' EQUITY:

                In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing of this report.


NOTE   4  -     CONVERTIBLE DEBT:

                The Company has issued the following 5% Convertible Notes:

                           2004 third quarter                                    $12,500
                           2005 first quarter                                      4,000
                           2005 second quarter                                     8,000
                           2005 third quarter                                      5,000
                           2005 fourth quarter                                     2,500
                           2006 first quarter                                      7,500
                           2006 second quarter                                     7,500
                                                                               ---------
                                                                                 $47,000

                The investors are directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holders have the option to mutually extend the term of the Notes if the par value has not been reduced to $0.01. If the Notes are converted at par greater than $0.01, then the Note Holders will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. The Company has analyzed the conversion feature as a embedded derivative using the guidance provided in SFAS 133 - 'Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force 00-19 - "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and has concluded that the conversion feature is afforded equity classification. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes, which were originally due one year from issuance, have been extended and are all now due on July 15, 2007. Interest accrued and unpaid as of September 30, 2006 and December 31, 2005, aggregated $2,978 and $1,436, respectively.


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

              As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002 and the proceeds of convertible notes received through the first nine months of 2006, the Company's cash balance as of September 30, 2006 was $4,302.



ITEM 3.      CONTROLS AND PROCEDURES:

              (a) Evaluation of Disclosure Controls and Procedures.

              As of September 30, 2006, we carried out an evaluation, under the supervision of Allen McInnes, our Chief Executive Officer and Ann
              W. Green our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's periodic SEC filings.

              (b) Changes in Internal Control.

              Our evaluation, as described in subparagraph (a) above, did not disclose any changes during the last fiscal quarter in our internal controls over financial reporting that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.


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



                                                     CHASE PACKAGING CORPORATION
                                                     ---------------------------


                                                     ---------------------------
Date: November 3, 2006                               Ann W. Green
                                                     (Assistant Secretary
                                                     and Principal Financial and
                                                     Accounting Officer)


                                                                        Page 10.