Form 10KSB
period 2006-12-31
CHASE PACKAGING CORP
filed 2007-03-27
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File Number 0-21609

CHASE PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

636 River Road
Fair Haven, NJ	07704
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 732-741-1500
Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuers revenues for the most recent fiscal year - $ -0-
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2006 was $ N/A

Indicate by check mark whether the registrant has filed all documents and reports required by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of December 31, 2006, the registrant had outstanding 8,627,275 shares of Common Stock ($.10 par value)

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

None.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2006 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock was eligible to commence trading under the symbol "CPKA" on March 10, 1997 and the first trade occurred on March 10, 1997, at $.04 per share. The number of shareholders of record as of December 31, 2006 was not known. As a result of the events detailed above, the Company’s securities trade on an extremely limited basis.

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

During 2001, the Company sold common shares in a private placement and together with the exercise of common stock purchase warrants, realized net proceeds of $5,500. During 2002, the Company received common stock subscriptions aggregating $8,000. In 2004, 2005, and 2006 the Company received aggregate net proceeds of $47,000 from the issuance of 5% convertible notes. As in the past the Company believes that it will be able to satisfy its ongoing minimal expenses from loans from its officers/shareholders.

During 2006, the Company recorded a net loss of $12,707 compared with $16,627 for 2005 due principally to higher interest expense and less general administrative expenses. The Company as of December 31, 2006 has cumulative losses of $54,887 during its development stage since January 1, 1999. The Company has had recurring losses from operations and its dependency on future financing raises substantial doubt about its ability to continue as a going concern.

No officers of the Company have received a salary during the development stage due to the minimal amount of time spent by any officer.

ITEM 7. FINANCIAL STATEMENTS.

CHASE PACKAGING CORPORATION
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

- INDEX TO FINANCIAL STATEMENTS -

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance sheets	F-3

Statements of Operations	F-4

Statements of Shareholders’ Deficit	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements.	F-7 - F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Shareholders
Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 2006 and 2005 and the related statements of operations, shareholders’ deficit and cash flows for the years then ended and for the development stage period (from January 1, 1999 to December 31, 2006). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the development stage period from January 1, 1999 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company’s recurring losses from operations and its dependency on future financing raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

____________________________
LAZAR LEVINE & FELIX LLP

New York, New York
March 20, 2007

CHASE PACKAGING CORPORATION
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

	2006	2005
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$2,691	$1,186

TOTAL ASSETS	$2,691	$1,186

- LIABILITIES AND SHAREHOLDERS' (DEFICIT) -

CURRENT LIABILITIES:
Accrued expenses	$8,696	$9,484
Convertible notes payable	47,000	-
TOTAL CURRENT LIABILITIES	55,696	9,484

CONVERTIBLE NOTES PAYABLE	-	32,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' (DEFICIT):
Preferred stock $1.00 par value; 4,000,000 shares authorized, none issued and outstanding	-	-
Common stock $.10 par value, 25,000,000 shares authorized, 8,627,275 shares issued and outstanding	862,728	862,728
Additional paid-in capital	2,757,275	2,757,275
Common stock subscribed	8,000	8,000
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(54,887)	(42,180)
TOTAL SHAREHOLDERS’ (DEFICIT)	(53,005)	(40,298)

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT)	$2,691	$1,186

See notes to financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Cumulative During the Development Stage (January 1, 1999 to	For the Year Ended December 31,
	December 31, 2006	2006	2005

NET SALES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expense	58,803	10,300	14,800
Reversal of over-accrued expenses	(7,077)	-	-
Interest expense	4,391	2,515	1,876
Interest income	(1,230)	(108)	(49)
	54,887	12,707	16,627

LOSS BEFORE INCOME TAXES	(54,887)	(12,707)	(16,627)

Provision for income taxes	-	-	-

NET LOSS	$(54,887)	$(12,707)	$(16,627)

LOSS PER COMMON SHARE - Basic and diluted		$-	$-

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING		8,627,275	8,627,275

See notes to financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF SHAREHOLDERS’ (DEFICIT)

	Common Stock		Additional Paid-in	Common Stock	Accumulated	(Deficit) Accumulated During the Development
	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total

Balance at January 1, 1999	7,002,964	$700,296	$2,914,207	$-	$(3,626,121)	$-	$(11,618)

Net loss for the year ended December 31, 1999	-	-	-	-	-	(5,510)	(5,510)
Balance at December 31, 1999	7,002,964	700,296	2,914,207	-	(3,626,121)	(5,510)	(17,128)
Net loss for the year ended December 31, 2000	-	-	-	-	-	(891)	(891)
Balance at December 31, 2000	7,002,964	700,296	2,914,207	-	(3,626,121)	(6,401)	(18,019)
Private placement and warrant exercise	1,624,311	162,432	(156,932)	-	-	-	5,500
Net loss for the year ended December 31, 2001	-	-	-	-	-	(5,086)	(5,086)
Balance at December 31, 2001	8,627,275	862,728	2,757,275	-	(3,626,121)	(11,487)	(17,605)
Stock subscriptions	-	-	-	8,000	-	-	8,000
Net loss for the year ended December 31, 2002	-	-	-	-	-	(7,082)	(7,082)
Balance at December 31, 2002	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(18,569)	(16,687)
Net loss for the year ended December 31, 2003	-	-	-	-	-	(8,221)	(8,221)
Balance at December 31, 2003	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(26,790)	(24,908)
Net income for the year ended December 31, 2004	-	-	-	-	-	1,237	1,237
Balance at December 31, 2004	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(25,553)	(23,671)
Net loss for the year ended December 31, 2005	-	-	-	-	-	(16,627)	(16,627)
Balance at December 31, 2005	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(42,180)	(40,298)

Net loss for the year ended December 31, 2006	-	-	-	-	-	(12,707)	(12,707)

Balance at December 31, 2006	8,627,275	$862,728	$2,757,275	$8,000	$(3,626,121)	$(54,887)	$(53.005)

See notes to financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Cumulative During the Development Stage (January 1, 1999 to	For The Year Ended December 31,
	December 31, 2006)	2006	2005

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,887)	$(12,707)	$(16,627)

Change in assets and liabilities:
Accrued expenses	(14,583)	(788)	(2,421)
Net cash (used in) operating activities	(69,470)	(13,495)	(19,048)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	47,000	15,000	19,500
Proceeds from private placement/exercise of stock warrants	5,500	-	-
Capital contribution	8,000	-	-
Net cash provided by financing activities	60,500	15,000	19,500

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,970)	1,505	452

Cash and cash equivalents, at beginning of period	11,661	1,186	734

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,691	$2,691	$1,186

See notes to financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

The Company had experienced losses for past years, and the Company’s secured lender decided not to renew the Company’s operating line of credit. As a result, the Company’s Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

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

These financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed earlier, the Company is in the development stage, has no business operations of its own and has no sources of revenue. Further, as of December 31, 2006, the Company has negative working capital of $53,005, an accumulated deficit of $3, 681,008 ($54,887 realized during the development stage period from January 1, 1999 to December 31, 2006) and a total shareholders’ deficit of $53,005, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

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
DECEMBER 31, 2006 AND 2005

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

(c) Loss per Common Share:

Loss per common share - basic and diluted was calculated by dividing the net loss by the weighted average number of shares outstanding for each period presented.

(d)  Recently Issued Accounting Pronouncements Affecting the Company:

Statement of Financial Accounting Standard 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the Financial Accounting Standard Board issued a standard that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The application of this statement is not expected to have an impact on the Company’s financial statement.

SEC Staff Accounting Bulletin 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(d)  Recently Issued Accounting Pronouncements Affecting the Company (Continued)

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.

In SAB 108, the SEC provided guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of materiality assessment. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the "dual approach" had always been used or (ii) recording the cumulative effect of initially applying the "dual approach" as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The application of this statement is not expected to have an impact on the Company’s financial statement.

Financial Accounting Standards Board (FASB) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We are required to adopt FIN 48 on November 1, 2007, although early adoption is permitted. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 3 - INCOME TAXES:

	2006	2005
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$1,122,000	$1,120,000
Less valuation allowance	(1,122,000)	(1,120,000)
	$-	$-

At December 31, 2006, the Company had approximately $3,300,000 of net operating loss carry forwards (“NOL’s”) available which expires in years beginning in 2011. The benefits of these NOL’s may be substantially reduced in the future if the Company is successful in establishing a new business. Since the Company cannot determine that it is more likely than not that they will be able to utilize the deferred tax asset, a 100% a valuation allowance has been provided.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 3 - INCOME TAXES (Continued):

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% within a three year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carryforwards.

NOTE 4 - CONVERTIBLE DEBT:

The Company has issued the following 5% Convertible Notes:

2004 third quarter	$12,500
2005 first quarter	4,000
2005 second quarter	8,000
2005 third quarter	5,000
2005 fourth quarter	2,500
2006 first quarter	7,500
2006 second quarter	7,500
$47,000

The note holders are directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holders have the option to mutually extend the term of the Notes if the par value has not been reduced to $0.01. If the Notes are converted at par greater than $0.01, then the Note Holders will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. The Company has analyzed the conversion feature of this debt as an embedded derivative using the guidance provided in SFAS 133 - 'Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force 00-19-1 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and has concluded that the conversion feature is afforded equity classification since the Company has sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes, which were originally due one year from issuance, have been extended and are all now due on July 15, 2007. Interest accrued and unpaid as of December 31, 2006 and 2005, aggregated $4,391 and $1,876, respectively. Interest expense on these notes was $2,515 and $1,876 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 - SHAREHOLDERS’ (DEFICIT):

In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms,.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Board of Directors of the Company consists of three persons who will serve until the next annual meeting of shareholders of the Company. The following table sets forth certain information concerning the individuals serving as Directors of the Company:

Name and Age	Date Since Which Continuously a Director of the Company	Business Experience and Other Directorships
Allen T. McInnes, 69	1993
Currently Dean of the Business School of Texas Tech University; Chairman of the Board of TGC Industries, Inc. since 1993 and Chief Executive Officer from August, 1993 to March 31, 1996; Executive Vice President and Director of Tenneco, Inc. 1960-1992; Director of TETRA Technologies since April 1, 1996

Herbert M. Gardner, 67	2001
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

William J. Barrett, 67	2001
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

Name	Age	Position

Allen T. McInnes	69	Chairman, President

To the best of the Company's knowledge all directors, executive officers, and beneficial owners have complied with the requirements of Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

No compensation has been paid by the Company to any officer during the past 3 years. In addition, no compensation has been accrued or provided for due to the minimal amount of time spent by any officer.

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

(5) Excludes 800,000 shares of Common Stock issuable pursuant to $8,000 received in July 2002.

(6) Excludes shares of Common Stock issuable pursuant to the conversion of $47,000 of 5% Convertible Notes due 2007. (See Note 4 to Financial Statements for terms of conversion.)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of financial statements included in our Forms 10-QSB were $12,500 and $12,000 for 2006 and 2005, respectively.

Audit Related Fees

None

Tax Fees

The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the preparation of our corporate tax returns were $1,500 for each of the 2006 and 2005 years.

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

CHASE PACKAGING CORPORATION

Date: March 23, 2007	By:	/s/ Allen McInnes
Allen McInnes President & Principal Executive Officer

	By:	/s/ Ann W. Green
Ann W. Green Assistant Secretary Principal Financial and Accounting Officer