Form 10QSB
period 2007-03-31
CHASE PACKAGING CORP
filed 2007-05-14
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007
Common Stock, par value $.10 per share	8,627,275 shares

- INDEX -

		Page(s)
PART I.	Financial Information:

ITEM 1.	Financial Statements:

	Condensed Balance Sheets - March 31, 2007 (Unaudited)
	and December 31, 2006	3.

	Condensed Statements of Operations (Unaudited) - Cumulative Period
	During the Development Stage (January 1, 1999 to March 31, 2007)
	and the Three Months Ended March 31, 2007 and 2006	4.

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
	During the Development Stage (January 1, 1999 to March 31, 2007)
	and the Three Months Ended March 31, 2007 and 2006	5.

	Notes to Interim Condensed Financial Statements (Unaudited)	6. - 7.

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	8.

ITEM 3.	Controls and Procedures	8.

PART II.	Other Information	9.

SIGNATURES		10.

EXHIBITS INDEX		11.

EXHIBITS		12. - 15.

Page 2.

PART I. FINANCIAL INFORMATION:

ITEM I. FINANCIAL STATEMENTS:

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS

- ASSETS -

	March 31, 2007	December 31, 2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,811	$2,691

TOTAL ASSETS	$10,811	$2,691

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accrued expenses	$16,174	$8,696
Convertible notes payable	56,000	47,000
TOTAL CURRENT LIABILITIES	72,174	55,696

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock $1.00 par value; 4,000,000
shares authorized, none issued	-	-
Common stock, $.10 par value, 25,000,000 authorized,
8,627,275 issued and outstanding in 2007 and 2006	862,728	862,728
Additional paid-in capital	2,757,275	2,757,275
Common stock subscribed	8,000	8,000
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(63,245)	(54,887)
	(61,363)	(53,005)

	$10,811	$2,691

See notes to financial statements.

Page 3.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2007)	2007	2006

NET SALES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expense	59,426	7,700	3,700
Interest expense	5,089	698	625
Interest income	(1,270)	(40)	(20)
TOTAL COSTS AND EXPENSES	63,245	8,358	4,305

(LOSS) BEFORE INCOME TAXES	(63,245)	(8,358)	(4,305)

Income tax expense	-	-	-

NET (LOSS)	$(63,245)	$(8,358)	$(4,305)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING		8,627,275	8,627,275

(LOSS) PER COMMON SHARE - BASIC AND DILUTED		$-	$-

See notes to financial statements.

Page 4.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2007)	2007	2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(63,245)	$(8,358)	$(4,305)

Change in assets and liabilities:
Accounts payable and accrued expenses	(7,105)	7,478	4,325
Net cash (utilized) provided by operating activities	(70,350)	(880)	20

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement/exercise of stock warrants	5,500	-	-
Proceeds from convertible debt	56,000	9,000	7,500
Capital contribution	8,000	-	-
Net cash provided by financing activities	69,500	9,000	7,500

NET (DECREASE) INCREASE IN CASH	(850)	8,120	7,520

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	2,691	1,186

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$10,811	$10,811	$8,706
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-

See notes to financial statements.

Page 5.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 1 -	BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies. The Company was a wholly-owned subsidiary of TGC Industries, Inc. (TGC) through July 31, 1996.

The Company experienced losses for many years, and the Company’s secured lender decided not to renew the Company’s operating line of credit. As a result, the Company’s Board of Directors determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

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

The Board of Directors has been devoting its efforts to establishing a new business and, accordingly, the Company is being treated as a development state stage company, in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999. Managements’ plans for the Company include securing a merger or acquisition, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern. The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to financial statements.

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company’s financial position as of March 31, 2007 and the results of its operations and cash flows for the three month periods ended March 31, 2007 and 2006.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to the financial statements.

Page 6.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE 2 -	INCOME (LOSS) PER COMMON SHARE:

Loss per common share, both basic and diluted, was calculated by dividing net (loss) by the weighted average number of shares outstanding for each reporting period. The diluted loss per share is the same as the basic loss per share as the Company has incurred a net loss in all periods presented. The outstanding common stock equivalents that could potentially dilute basic earnings (loss) per share in the future that were not included in diluted earnings (loss) per share because their effect on the periods presented was antidilutive were 1,270,000 and 1,095,000 as of March 31, 2007 and 2006, respectively.

NOTE 3 -	SHAREHOLDERS’ EQUITY:

In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock. Such shares have not been issued as of the filing of this report.

NOTE 4 -	CONVERTIBLE DEBT:

The Company has issued the following 5% Convertible Notes:

2004 third quarter	$12,500
2005 first quarter	4,000
2005 second quarter	8,000
2005 third quarter	5,000
2005 fourth quarter	2,500
2006 first quarter	7,500
2006 second quarter	7,500
2007 first quarter	9,000
$56,000

The Note Holders are directors and an officer of the Company. The Notes are convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holders have the option to mutually extend the term of the Notes if the par value has not been reduced to $0.01. If the Notes are converted at par greater than $0.01, then the Note Holders will, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. The Company has analyzed the conversion feature of the debt as an embedded derivative using the guidance provided in SFAS 133 - “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force 00-19 -1 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and has concluded that the conversion feature is afforded equity classification since the Company has sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding. Interest will accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion. The notes, which were originally due one year from issuance, have been extended and are all now due on July 15, 2007. Interest accrued and unpaid as of March 31, 2007 and December 31, 2006, aggregated $3,213 and $2,515, respectively.

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

As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional loans and capital contributions made since then, to satisfy the Company’s minimal cash requirements, the Company’s cash balance as of March 31, 2007 was $10,811. Management believes that these funds will be sufficient to satisfy its minimal cash needs for at least the next twelve months.

ITEM 3.	CONTROLS AND PROCEDURES:

(a) Evaluation of Disclosure Controls and Procedures.

As of March 31, 2007, we carried out an evaluation, under the supervision of Ann W. Green our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company, required to be included in the Company's period SEC filings.

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

CHASE PACKAGING CORPORATION

Date: May 15, 2007	By:	/s/ Ann W. Green
Ann W. Green
(Assistant Secretary
and Principal Financial and
Accounting Officer)

Page 10.

CHASE PACKAGING CORPORATION
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED MARCH 31, 2007

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