Form 10QSB/A
period 2006-03-31
CHASE PACKAGING CORP
filed 2007-10-16
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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

                                                     CHASE PACKAGING CORPORATION



                                                     /s/ Ann W. Green
                                                     ---------------------------
Date: October 16, 2007                               Ann W. Green
                                                     (Assistant Secretary
                                                     and Principal Financial and
                                                     Accounting Officer)

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