Form 10KSB/A
period 2006-12-31
CHASE PACKAGING CORP
filed 2007-10-16
CIK 1025771

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
Issuers revenues for the most recent fiscal year - $ -0-
The aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2006 was $ N/A

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

CHASE PACKAGING CORPORATION

Date: October 16, 2007	By:	/s/ Allen McInnes
Allen McInnes President & Principal Executive Officer

	By:	/s/ Ann W. Green
Ann W. Green Assistant Secretary Principal Financial and Accounting Officer