Form 10QSB/A
period 2007-03-31
CHASE PACKAGING CORP
filed 2007-10-16
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/A

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
Indicate by Check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☒  NO ☐
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