Form 10QSB
period 2007-09-30
CHASE PACKAGING CORP
filed 2007-11-14
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to __________

Commission File Number: 0-21609

CHASE PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, par value $.10 per share	15,536,275 shares

  - INDEX -

		Page(s)

PART I.	Financial Information:

ITEM 1.	Financial Statements

	Condensed Balance Sheets - September 30, 2007 (Unaudited)
	and December 31, 2006	3

	Condensed Statements of Operations (Unaudited) - Cumulative Period
	During the Development Stage (January 1, 1999 to September 30, 2007)
	and the Nine and Three Months Ended September 30, 2007 and 2006	4

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period
	During the Development Stage (January 1, 1999 to September 30, 2007)
	and the Nine Months Ended September 30, 2007 and 2006	5

	Notes to Interim Condensed Financial Statements (Unaudited)	6

ITEM 2.	Management's Discussion and Analysis or Plan of Operation	8

ITEM 3.	Controls and Procedures	8

PART II.	Other Information	9

SIGNATURES		11

EXHIBITS		12

PART I. FINANCIAL INFORMATION:

ITEM I. FINANCIAL STATEMENTS:

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,996,533	$2,691

TOTAL ASSETS	$1,996.533	$2,691

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -

CURRENT LIABILITIES:
Accrued expenses	$21,883	$8,696
Convertible notes payable	-	47,000
TOTAL CURRENT LIABILITIES	21,883	55,696

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock, $1.00 par value; 4,000,000 shares authorized;
Series A 10% Convertible; 13,818 shares issued	13,818	-
Common stock, $.10 par value 25,000,000 shares authorized;
15,536,275 and 8,627,275 issued and outstanding at 2007 and 2006	1,553,628	862,728
Additional paid-in capital	4,107,187	2,757,275
Common stock subscribed	-	8,000
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(73,862)	(54,887)
TOTAL SHAREHOLDERS’ DEFICIT	1,974,650	(53,005)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$1,996,533	$2,691

See notes to condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2007)	2007	2006	2007	2006

NET SALES	$-	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expense	73,173	7,150	1,850	21,447	7,400
Interest expense	8,591	2,708	630	4,200	1,885
Interest and other income	(7,902)	(6,607)	(30)	(6,672)	(87)
TOTAL COSTS AND EXPENSES	73,862	3,251	2,450	18,975	9,198

(LOSS) BEFORE INCOME TAXES	(73,862)	(3,251)	(2,450)	(18,975)	(9,198)

Income tax expense	-	-	-	-	-

NET (LOSS)	$(73,862)	$(3,251)	$(2,450)	$(18,975)	$(9,198)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING		10,354,525	8,627,275	9,209,352	8,627,275

BASIC AND DILUTED (LOSS) PER COMMON SHARE		$-	$-	$-	$-

See notes to condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Nine Months Ended September 30,
	2007)	2007	2006
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(73,862)	$(18,975)	$(9,198)

Change in assets and liabilities:

Accounts payable and accrued expenses	6,704	21,287	(2,686)
Net cash (utilized) provided by operating activities	(67,158)	2,312	(11,884)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes	56,500	9,500	15,000
Proceeds from private placement/exercise of stock warrants	5,500	-	-
Proceeds from stock subscriptions	8,000	-	-
Net proceeds from unit offering	1,982,030	1,982,030	-
Net cash provided by financing activities	2,052,030	1,991,530	15,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,984,872	1,993,842	3,116
Cash and cash equivalents, at beginning of period	11,661	2,691	1,186
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,996,533	$1,996,533	$4,302

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$-	$-	$-
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$62,400	$-
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$10,200	$-

See notes to condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2007
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

In the opinion of management, the accompanying unaudited interim condensed financial statements of the Company, contain all adjustments necessary (consisting of normal recurring accruals or adjustments only) to present fairly the Company’s financial position as of September 30, 2007 and the results of its operations for the nine and three month periods ended September 30, 2007 and 2006 and cash flows for the nine month periods ended September 30, 2007 and 2006.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB and Form 10-KSBA for the year ended December 31, 2006 which is incorporated herein by reference. Specific reference is made to this report for a description of the Company’s securities and the notes to consolidated financial statements.

NOTE 2 - PRIVATE PLACEMENT UNITS ("UNIT"):

The Company closed a private placement of 13,334 Units on September 7, 2007. Each Unit cost $150 and consisted of 1 share of Series A 10% Convertible Preferred Stock ($100 stated value), convertible into 1,000 shares of common, 500 shares of Common Stock and 500 5-year warrants, each warrant exercisable into 1 share of common stock at $0.15 per share. There was no beneficial conversion feature recorded as the common stock was selling for less than $0.10 per share at the time of the closing which approximates fair value. Gross proceeds from the offering were $2,000,100, expenses of the offering to date were approximately $18,000, and net proceeds were approximately $1,982,000.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 3 - INCOME (LOSS) PER COMMON SHARE:

Loss per common share, both basic and diluted, was calculated by dividing net (loss) by the weighted average number of shares outstanding for each reporting period. The diluted loss per share is the same as the basic loss per share as the Company has incurred a net loss in all periods presented. The outstanding common stock equivalents that could potentially dilute basic earnings (loss) per share in the future that were not included in diluted earnings (loss) per share because their effect on the periods presented was antidilutive were 20,727,000 and 1,270,000 as of September 30, 2007 and 2006, respectively.

NOTE 4 - PRIOR STOCK SUBSCRIPTION:

In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock which were never issued. Through September 7, 2007 (the date of the closing of the private placement), the $8,000 accrued $2,200 in compounded interest, which management recorded due to the non issuance of shares for a five year period. The board of directors of the Company approved the issuance of 68 Units in exchange for the $10,200 investment. The Company has reflected the issuance of these Common shares, Series A Preferred shares and warrants as of the balance sheet date.

NOTE 5 - CONVERTIBLE DEBT:

Prior to June 30, 2007, the Company had issued 5% Convertible Notes aggregating $56,500. The Note Holders are directors and an officer of the Company. The Notes were convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holders had the option to mutually extend the term of the Notes if the par value had not been reduced to $0.01. If the Notes were converted at par greater than $0.01, then the Note Holders would, upon conversion, receive a Unit consisting of one share of common stock and a 10-year warrant exercisable at the then par value of the common stock. The Company had analyzed the conversion feature of the debt as an embedded derivative using the guidance provided in SFAS 133 - “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force 00-19 -1 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” and had concluded that the conversion feature is afforded equity classification since the Company had sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding. Interest would accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion.

The notes plus accrued interest aggregating $5,900 were converted into 416 Private Placement Units on September 7, 2007. The Company has reflected the issuance of these Common shares, Series A Preferred shares and warrants as of the balance sheet date.

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

As a result of the sale of common shares in a private placement and the exercise of common stock purchase warrants during the last quarter of 2001 as well as additional capital contributions during 2002 through the first six months of 2007 and the closing of a private placement in the third quarter of 2007, the Company’s cash balance as of September 30, 2007 was $1,996,533. The 2007 Private Placement proceeds are to assist management with its plans to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company.

ITEM 3. CONTROLS AND PROCEDURES:

(a) Evaluation of Disclosure Controls and Procedures.

As of September 30, 2007, we carried out an evaluation, under the supervision of Allen McInnes, Principal Executive Officer, and Ann W. Green, Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's period SEC filings.

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

On September 7, 2007, the Company closed a private placement of 13,334 Units and converted Notes and accrued interest thereto to 416 Units, a total of 13,750 Units. In July 2002, the Company received $8,000 as payment for 800,000 shares of common stock which were not issued. Through September 7, 2007, the $8,000 accrued $2,200 in compounded interest which management recorded due to the non issuance of shares for a five year period. The board of directors of the Company approved the issuance of 68 private placement units in exchange for the $10,200 investment. The Company has reflected the issuance of these Common shares, Series A Preferred shares and warrants as of the balance sheet date. For purposes of calculating shares and warrants herein, it has been assumed that 13,818 Units are outstanding. Each Unit cost $150 and consisted of 1 share of Series A 10% Convertible Preferred ($100 stated value), 500 shares of restricted Common Stock and 500 5-year warrants, each warrant exercisable into 1 share of common stock at $0.15 per share.

Pursuant to the Unit Private Placement, closed September 7, 2007, the Company has agreed to file a
Registration Statement with the SEC within nine months after the closing, June 6, 2008, registering the common stock, the 5-year warrants and the Series A 10% convertible Preferred and the common stock underlying the 5-year warrants and the Series A 10% Convertible Preferred.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports

Exhibits:

	Exhibit 10.1	Form of Securities Purchase and Subscription Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 11, 2007, and incorporated herein by reference.

	Exhibit 10.2	Form of Warrant Agreement and Certificate filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 11, 2007, and incorporated herein by reference.

Exhibit 10.3	Statement of Resolution Establishing Series of Preferred Stock filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 11, 2007, and incorporated herein by reference.

Exhibit 31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: November 14, 2007	/s/ Ann C. W. Green
Ann C. W. Green Chief Financial Officer and Assistant Secretary

CHASE PACKAGING CORPORATION
QUARTERLY REPORT ON FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2007

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Securities Purchase and Subscription Agreement filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 11, 2007, and incorporated herein by reference.

10.2	Form of Warrant Agreement and Certificate filed as Exhibit 10.4 to the Company's Current Report on Form 8-K dated September 11, 2007, and incorporated herein by reference.

10.3	Statement of Resolution Establishing Series of Preferred Stock filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 11, 2007, and incorporated herein by reference.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.