Form 10KSB
period 2007-12-31
CHASE PACKAGING CORP
filed 2008-03-31
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File Number 0-21609

CHASE PACKAGING CORPORATION

(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

636 River Road

Fair Haven, NJ  07704

(Address of principal executive offices) (Zip Code)

(732) 741-1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.10 par value

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Registrant’s revenues for the most recent fiscal year - $0

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2008 was $1,761,522.

As of March 28, 2008, the registrant had outstanding 15,536,275 shares of Common Stock ($.10 par value).

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Chase Packaging Corporation (“Chase” or the “Company”), is a Texas corporation which, prior to 1998, was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry.  During 1997, the Company commenced an orderly liquidation of its assets (described below) which was completed in 1997.  At present, management of the Company is seeking to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company.  For purposes of Rule 12b-2 of the Exchange Act, the Company is considered a shell company.

History

Prior Business Operations

The Company was established in July of 1993 as a wholly-owned subsidiary of TGC Industries, Inc. (“TGC”). On July 30, 1993, the Company purchased certain assets of Union Camp Corporation’s packaging division for a purchase price of approximately $6.14 million.  The assets purchased included substantially all of the business of weaving and constructing Saxolin® paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Union Camp’s packaging division. The properties acquired by Chase consisted of Union Camp’s plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities.

The Company experienced losses from 1994 through 1997, and in 1997 the Company’s secured lender decided not to renew the Company’s operating line of credit.  The Company’s Board of Directors therefore determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

Effective July 21, 1997, the Company sold its operations at Idaho Falls, Idaho, to Lockwood Packing Corporation (“Lockwood”) as a going concern.  The assets sold included substantially all of the Company’s equipment, furniture, fixtures, and other assets located in the Idaho Falls, Idaho, facility for a total of $75,000.  In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000.  The proceeds from these sales were used to reduce the Company’s loan balance with its lender.

On July 25, 1997, the Company notified its creditors by mail that the Company would begin an orderly liquidation of all of its remaining assets, outside of a formal bankruptcy or receivership proceeding, in a manner intended to maximize the asset values. The Company retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation which was completed during 1997.

Post-Liquidation Operations

Since 1999, the Board of Directors has devoted its efforts to establishing a new business or engaging in a merger or other reorganization transaction and, accordingly, the Company is being treated as a development stage company in accordance with Statement of Financial Accounting Standards No. 7, effective January 1, 1999.

The Company closed a private placement of 13,334 Units on September 7, 2007.  Each Unit was sold for  $150 and consisted of:  one  share of Series A 10% Convertible Preferred Stock ($100 stated value) convertible into 1,000 shares of the Company’s common stock (the “Common Stock”); 500 shares of Common Stock; and 500 five year warrants, each warrant exercisable for one share of Common Stock at $0.15 per share.  Gross proceeds from the offering were $2,000,100, expenses of the offering were approximately $39,000, and net proceeds were approximately $1,961,100.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company neither rents nor owns any properties.  The Company utilizes the office space and equipment of its management at no cost.  Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investment or interests in real estate, real estate mortgages, or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2007 for a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY; RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s Common Stock trades in the Pink Sheets under the symbol “CPKA.”  American Stock Transfer and Trust Company has determined that there were approximately 379 holders of record on December 31, 2007.  Trading volume in the Company’s securities has been nominal.  The last reported bid and ask prices on December 31, 2007 were $0.19 and $0.30, respectively, and the last trade was $0.20.

High and low stock prices for the Company’s Common Stock in the two years ended December 31, 2007 and December 31, 2006 are displayed in the following table:

	2007 Market Price		2006 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.08	$0.05	$0.02	$0.00
June 30	$0.08	$0.08	$0.10	$0.10
September 30	$0.20	$0.08	$0.01	$0.00
December 31	$0.25	$0.20	$0.05	$0.05

The Company has never paid cash dividends on its shares of Common Stock and does not anticipate the payment of dividends on its shares of Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of operations

During 2007, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.  General and administrative expenses were $51,114 in fiscal 2007 compared to $10,300 in fiscal 2006. The increase of $40,814 was primarily due to increased professional fees. The Company had fiscal 2007 interest income of $23,087 and a net loss of $32,227, compared with interest income of $108 and a net loss of $12,707 for fiscal 2006.

Commencing November 1, 2007, the Company’s Board of Directors agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

Due to the closing of a private placement of the Company’s securities in the third quarter of 2007, the Company’s cash and cash equivalents balance as of December 31, 2007 was $1,960,333 compared with $2,691 for 2006.  The proceeds from the 2007 private placement will assist management with its plans to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company.

Liquidity and Capital Resources

At December 31, 2007, the Company had cash and cash equivalents of approximately $1,960,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.    Working capital at December 31, 2007 was approximately $1,941,000.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $14,200 was used in operations during fiscal 2007, an increase of approximately $700 over the $13,500 used in operations during fiscal 2006.  This increase resulted primarily from increased internal expenses associated with the private placement consummated in September of 2007.

No cash flows were used or provided by investing activities for each of the periods presented.

Net cash of approximately $1,972,000 was provided by financing activities during fiscal 2007, an increase of approximately $1,957,000 over the $15,000 provided by financing activities during fiscal 2006.  The Company received approximately $2,000,000 of cash from the sale of Units in the private placement in fiscal 2007.  The Company did not receive any cash proceeds from the sale of Common Stock or other equity instruments in fiscal 2006.

New Authoritative Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the notes to the financial statements in Item 7 for a full description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred. The Company expects to incur significant expenses in connection with its objective of identifying  a merger partner or acquiring an operating business.

Risk Factors

The expenses related to identifying a target business and to complete a business combination will increase the losses of the Company.

Until presented with a specific opportunity for a business combination, the Company will be unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination.  Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to the Company and reduce the amount of capital otherwise available to complete a business combination and thereafter operate the acquired business.  The Company cannot provide assurance that it will be successful in identifying a target business and completing a business combination on terms favorable to its shareholders, if at all.

The tax treatment of a potential business combination is not clear.

The Company will endeavor to structure a business combination so as to achieve the most favorable tax treatment to it and to the target business and the shareholders of both companies.  The Company cannot provide assurance that the Internal Revenue Service or appropriate state tax authorities will agree with the Company’s tax treatment of the business combination.

We have limited ability to evaluate management’s target business. We cannot anticipate what role, if any, the Company’s management will play in a combined business and whether our management has the necessary experience to manage the combined business. We do not know if we will be able to recruit more management if necessary.

Although the Company intends to carefully scrutinize the management of a prospective target business before effecting a business combination, it cannot assure you that its assessment of the target’s management will prove to be correct.  In addition, the Company cannot assure you that the target’s future management will have the necessary skills, qualifications, or abilities to manage a public company.  Furthermore, the future role of the Company’s officers and directors, if any, in the target business cannot presently be stated with any certainty.  While it is possible that one or more of the Company’s officers and directors will remain associated in some capacity following a business combination, it is uncertain whether all of them will devote their full efforts to the Company’s affairs after a business combination.  Moreover, the Company cannot assure you that its officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

The Company may seek to recruit additional management personnel to supplement the incumbent management of the target business. The Company cannot assure you, however, that it will be able to recruit additional managers who have the requisite skills, knowledge, or experience necessary to enhance the incumbent management and successfully operate the target business.

In our search for an appropriate combination partner, we will have to compete with other entities with more experience and greater resources; after a successful business combination we will have to face the competitors of the operating company we combine with.

The Company may encounter intense competition from other entities seeking to combine with a privately held operating company.  Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations.  Many of these competitors also possess significantly greater financial, technical, and other resources than does the Company.  The Company cannot assure you that it will be able to effectively compete with these entities. Consequently, the Company may acquire a company with less favorable prospects then it would otherwise prefer, thus making its long-term prospects for success less likely.

If the Company effects a business combination, it will become subject to competition from the competitors of the acquired business.  In particular, industries that experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical, and other resources than the Company.  The Company cannot ascertain the level of competition it will face if it effects a business combination, and it cannot assure you that it will be able to compete successfully with these competitors.

The Pink Sheets are characterized by high volatility which may negatively affect our stock price.

Our Common Stock is quoted on the Pink Sheets under the symbol “CPKA.”  The Pink Sheets, and the price of our Common Stock, are characterized by high volatility.  The Company cannot guarantee any market for its shares of Common Stock, and cannot guarantee that any stable market for its shares of Common Stock will develop or be sustained.  The Company cannot predict the effect, if any, that our business activities or a business combination might have on the market price.

ITEM 7.  FINANCIAL STATEMENTS.

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

- INDEX TO FINANCIAL STATEMENTS -

INDEPENDENT AUDITORS’ REPORT

To The Shareholders

Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation (A Development Stage Company) as of December 31, 2007 and 2006 and the related statements of operations, shareholders’ equity (deficit) and cash flows for the development stage period (from January 1, 1999 to December 31, 2007). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the development stage period from January 1, 1999 to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ LAZAR LEVINE & FELIX LLP

New York, New York
March 21, 2008

CHASE PACKAGING CORPORATION

(A Development Stage Company)

BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

	2007	2006

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,960,333	$2,691

TOTAL ASSETS	$1,960,333	$2,691

- LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT) -

CURRENT LIABILITIES:
Accrued expenses	$18,607	$8,696
Convertible notes payable - related party	—	47,000
TOTAL CURRENT LIABILITIES	18,607	55,696

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $1.00 par value; 4,000,000 shares authorized; Series A 10% Convertible; 13,818 shares issued and outstanding	13,818	—
Common stock, $.10 par value 25,000,000 shares authorized; 15,536,275 and 8,627,275 shares issued and outstanding, respectively	1,553,628	862,728
Additional paid-in capital	4,087,515	2,757,275
Common stock subscribed	—	8,000
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(87,114)	(54,887)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,941,726	(53,005)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,960,333	$2,691

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During the Development Stage (January 1, 1999 to	For the Year Ended December 31,
	December 31, 2007	2007	2006

NET SALES	$—	$—	$—

COSTS AND EXPENSES:

General and administrative expense	102,840	51,114	10,300

LOSS FROM OPERATIONS	(102,840)	(51,114)	(10,300)

OTHER INCOME (EXPENSE)

Interest expense	(8,591)	(4,200)	(2,515)
Interest and other income	24,317	23,087	108

TOTAL OTHER INCOME (EXPENSE)	15,726	18,887	(2,407)

LOSS BEFORE INCOME TAXES	(87,114)	(32,227)	(12,707)

Provision for income taxes	—	—	—

NET LOSS	$(87,114)	$(32,227)	$(12,707)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		10,804,083	8,627,275

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid- in	Common Stock	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total

Balance at January 1, 1999	—	$—	7,002,964	$700,296	$2,914,207	$—	$(3,626,121)	$—	$(11,618)

Net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	(5,510)	(5,510)

Balance at December 31, 1999	—	—	7,002,964	700,296	2,914,207	—	(3,626,121)	(5,510)	(17,128)

Net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	(891)	(891)

Balance at December 31, 2000	—	—	7,002,964	700,296	2,914,207	—	(3,626,121)	(6,401)	(18,019)

Private placement and warrant exercise	—	—	1,624,311	162,432	(156,932)	—	—	—	5,500

Net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	(5,086)	(5,086)

Balance at December 31, 2001	—	—	8,627,275	862,728	2,757,275	—	(3,626,121)	(11,487)	(17,605)

Stock subscriptions	—	—	—	—	—	8,000	—	—	8,000

Net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	(7,082)	(7,082)

Balance at December 31, 2002	—	—	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(18,569)	(16,687)

Net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	(8,221)	(8,221)

Balance at December 31, 2003	—	—	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(26,790)	(24,908)

Net income for the year ended December 31, 2004	—	—	—	—	—	—	—	1,237	1,237

Balance at December 31, 2004	—	—	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(25,553)	(23,671)

Net loss for the year ended December 31, 2005	—	—	—	—	—	—	—	(16,627)	(16,627)
Balance at December 31, 2005	—	—	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(42,180)	(40,298)

See notes to financial statements.

	Preferred Stock		Common Stock		Additional Paid- in	Common Stock	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total

Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	(12,707)	(12,707)

Balance at December 31, 2006	—	—	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(54,887)	(53,005)

Private placement	13,334	13,334	6,667,000	666,700	1,282,324	—	—	—	1,962,358

Prior stock subscription	68	68	34,000	3,400	6,732	(8,000)	—	—	2,200

Convertible debt	416	416	208,000	20,800	41,184	—	—	—	62,400

Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	(32,227)	(32,227)

Balance at December 31, 2007	13,818	$13,818	15,536,275	$1,553,628	$4,087,515	$—	$(3,626,121)	$(87,114)	$1,941,726

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative During the Development Stage (January 1, 1999 to	For The Year Ended December 31,
	December 31, 2007)	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,114)	$(32,227)	$(12,707)

Change in assets and liabilities:
Accrued expenses	3,428	18,011	(788)
Net cash used in operating activities	(83,686)	(14,216)	(13,495)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	56,500	9,500	15,000
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	1,962,358	—
Net cash provided by financing activities	2,032,358	1,971,858	15,000

NET INCREASE IN CASH EQUIVALENTS	1,948,672	1,957,642	1,505

Cash and cash equivalents, at beginning of period	11,661	2,691	1,186

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,960,333	$1,960,333	$2,691

SUPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

Interest	$—	$—	$—
Income taxes	$—	$—	$—

416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$62,400	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$10,200	$—

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 1	-	BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies. The Company was a wholly-owned subsidiary of TGC Industries, Inc. “(TGC”) through July 31, 1996.

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

Since January 1, 1999, the Board of Directors of the Company, has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management’s plans for the Company include securing a merger or acquisition, raising additional capital and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations and ability to continue as a going concern.

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

(b)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2007, the Company had cash and cash equivalents held in financial institutions in excess of Federal Deposit Insurance Corporation limits in the amount of approximately $1,123,000.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(c)	Income Taxes:

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress.

(d)	Basic and Diluted Net Loss Per Share:

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of Common Stock equivalents.

We have excluded 20,727,000 and 1,270,000 Common Stock equivalents from the calculation of diluted loss per share for the years ended December 31, 2007 and 2006, respectively, which, if included, would have an antidilutive effect.

(e)	Recently Issued Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS No. 141R”) and SFAS No. 160, “Consolidations” (“SFAS No. 160”). These statements establish principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed, and any noncontrolling interest (previously referred to as minority interest) in the acquiree. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect that the adoption of SFAS No. 141R will have a material impact on its results of operations or financial position.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(e)	Recently Issued Accounting Pronouncements (continued):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on elected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. We are currently assessing the potential impact that adoption of this statement would have on our financial statements, if any.

(f)	Reclassifications:

Prior year financial statements have been reclassified to conform with the current year’s presentation.

NOTE 3 -	INCOME TAXES:

	2007	2006
Deferred tax assets and liabilities consist of the following:

Deferred tax assets:
Net operating loss carry forwards	$1,135,000	$1,122,000

Less valuation allowance	(1,135,000)	(1,122,000)
	$—	$—

At December 31, 2007, the Company had approximately $3,330,000 of net operating loss carry forwards (“NOLs”) available which expires in years beginning in 2011. The benefits of these NOLs may be substantially reduced in the future if the Company is successful in establishing a new business. Since the Company cannot determine that it is more likely than not that it will be able to utilize the deferred tax asset, a 100% valuation allowance has been provided.

In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater than 50% within a three year period will place an annual limitation on the corporation’s ability to utilize its existing tax benefit carryforwards.

NOTE 4 -	2007 PRIVATE PLACEMENT UNITS (“UNIT”):

The Company closed a private placement of 13,334 Units on September 7, 2007. Each Unit was sold for $150 and consists of: one share of Series A 10% Convertible Preferred Stock ($100 stated value),

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

convertible into 1,000 shares of Common Stock; 500 shares of Common Stock; and 500 5-year warrants, each warrant exercisable for one share of Common Stock at $0.15 per share. There was no beneficial conversion feature recorded as the Common Stock was selling for less than $0.10 per share at the time of the closing which approximates fair value. Gross proceeds from the offering were $2,000,100, expenses of the offering were approximately $38,000, and net proceeds were approximately $1,962,000.

Dividends on the Series A Preferred Stock are payable semi-annually in cash or in kind (i.e., Series A Preferred Stock) at the discretion of the Board of Directors.

NOTE 5 -	PRIOR STOCK SUBSCRIPTION:

In July 2002, the Company received $8,000 as payment for 800,000 shares of Common Stock which were never issued. Through September 7, 2007 (the date of the closing of the private placement), the $8,000 accrued $2,200 in compounded interest, which management recorded due to the non issuance of shares for a five year period. The Board of Directors of the Company approved the issuance on September 7, 2007 of 68 Private Placement Units (see Note 4) in exchange for the $10,200 of cash received and accrued interest.

NOTE 6 -	CONVERTIBLE DEBT - RELATED PARTY:

Prior to June 30, 2007, the Company had issued 5% Convertible Notes aggregating $56,500. The Note Holders are directors and an officer of the Company. The Notes were convertible into common stock at $0.01 or par value (currently $0.10 per share) whichever is greater. The Company and the Note Holders had the option to mutually extend the term of the Notes if the par value had not been reduced to $0.01. If the Notes were converted at par greater than $0.01, then the Note Holders would, upon conversion, receive a Unit consisting of one share of Common Stock and a 10-year warrant exercisable at the then par value of the Common Stock. The Company had analyzed the conversion feature of the debt as an embedded derivative using the guidance provided in SFAS 133 as amended in SFAS 149 – “Accounting for Derivative Instruments and Hedging Activities” and Emerging Issues Task Force (“EITF”) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and had concluded that the conversion feature is afforded equity classification since the Company had sufficient authorized and unissued shares available to settle the contract after considering all other commitments that may require the issuance of stock during the maximum period the derivative contract could remain outstanding. Interest would accrue and be paid at maturity and, if unpaid, added to principal at the time of conversion.

The notes aggregating $62,400 including accrued interest of $5,900, were converted into 416 Private Placement Units (see Note 4) on September 7, 2007.

NOTE 7 -	SHAREHOLDERS’ EQUITY:

The Company currently has no stock option plan; all previously issued stock options have expired, unexercised. The Company intends to submit, to the shareholders, a new stock option plan at its annual meeting to be held in 2008.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the chief executive officer and chief financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment. As a development stage company with no revenues and limited operations, we have only one employee who performs all of the accounting functions. While our chief executive officer reviews all of this employee’s work product, it still represents a deficiency in that there is no segregation of duties. Management believes that at the present time, there is no reason to hire additional accounting personnel.

Subject to the above qualification, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Board of Directors of the Company consists of four persons who will serve until the next annual meeting of shareholders of the Company.  The following table sets forth certain information concerning the individuals serving as Directors of the Company:

Name and Age	Director Since	Business Experience and Other Directorships

Allen T. McInnes, 70	1993	Currently Dean of the Business School of Texas Tech University; Director of TGC Industries, Inc., a geophysical services company; Director of TETRA Technologies, Inc., an oil and gas services company.

Herbert M. Gardner, 68	2001

Executive Vice President of Barrett-Gardner Associates, Inc., a private merchant banking firm; Director of Co-Active Marketing Group, Inc., a marketing and sales promotion company; Director of Nu Horizons Electronics Corp., an electronic component distributor; Chairman of the Board of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses; Director of TGC Industries, Inc., a geophysical services company; Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company.

William J. Barrett, 68	2001

President of Barrett-Gardner Associates, Inc., a private merchant banking firm; Director of MassMutual Corporate Investors and MassMutual Participation Investors, closed-end investment trusts; Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses; Director of TGC Industries, Inc., a geophysical services company; Chairman of the Board of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company.

Edward L. Flynn, 73	2007

Owner of Flynn Meyer Company, a restaurant management company; Treasurer and Director of Citri-Lite co., a soft drink company; Director of TGC Industries, Inc., a geophysical services company; Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses.

Directors of the Company are not paid fees, but will be reimbursed for expenses in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

The following table sets forth certain information concerning the persons who serve as executive officers of the Company who will continue to serve in such positions, at the discretion of the Board of Directors.  For those persons who are also Directors of the Company, additional information appears above.

Allen T. McInnes	70	Chairman, President and Treasurer

Herbert M. Gardner	68	Vice President

William J. Barrett	68	Secretary

Ann C. W. Green	66	Chief Financial Officer

To the best of the Company’s knowledge all Directors, executive officers, and beneficial owners have complied with the requirements of Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION.

Commencing November 1, 2007, the Company’s Board of Directors agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or Directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.  There were no equity awards at fiscal year-end.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total (4)

Ann C. W. Green, Chief Financial Officer	2007	$2,833	-0-	-0-	-0-	-0-	-0-	-0-	$2,833
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth the names of those persons known to management to be beneficial owners of more than five percent of the Company’s $.10 par value Common Stock as of December 31, 2007.  The table also sets forth information with respect to the Company’s Common Stock which is beneficially owned by each director and executive officer of the Company, and by all directors and executive officers of the Company as a group, as of December 31, 2007 (including shares beneficially owned by such persons, pursuant to the rules of beneficial ownership, as a result of the ownership of certain warrants, etc.) according to data furnished by the persons named.  Persons having direct beneficial ownership of the Company’s Common Stock possess the sole voting and dispositive power in regard to such stock.

Name and address	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)

Allen T. McInnes 4532 7th Street Lubbock, TX 79416	Common	4,384,954	(6)	24.6%

Herbert M. Gardner 636 River Road Fair Haven, NJ 07704	Common	3,841,809	(2)(6)	21.7%

William J. Barrett 19 Point Milou St. Barthelemy, FWI	Common	5,470,405	(3)(6)	29.3%

Edward L. Flynn 75-11 Myrtle Avenue Glendale, NY 11385	Common	1,402,359	(4)(6)	8.5%

Ann C. W. Green 636 River Road Fair Haven, NJ 07704	Common	662,775	(6)	4.2%

Special Situations Funds 153 E. 53rd Street, 51st Fl. New York, NY 10022	Common	789,165	(5)	5.08%

All directors & officers as a group (5 persons)	Common	15,762,302	(2)(3)(4)(6)	64.1%

(1) The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934.

(2) Includes 167,590 shares of Common Stock owned by Herbert M. Gardner’s wife.  Mr. Gardner has disclaimed beneficial ownership of these shares.

(3) Includes 286,345 shares of Common Stock owned by William J. Barrett’s wife.  Mr. Barrett has disclaimed beneficial ownership of these shares.

(4) Includes 167,000 shares of Common Stock owned by Edward L. Flynn’s wife.  Mr. Flynn has disclaimed beneficial ownership of these shares.

(5) These shares are held in three separate Special Situations Funds.

(6) Includes the Common Stock underlying warrants and Series A Convertible Preferred Stock held by the following beneficial owners:.

Beneficial Owner		Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying warrants Beneficially Owned
Directors and Executive Officers
Allen T. McInnes		1,533,000	766,500
Herbert M. Gardner	(i)	1,425,000	712,500
William J. Barrett	(ii)	2,158,000	1,079,000
Edward L. Flynn	(iii)	668,000	334,000
Ann C. W. Green		237,000	118,500

(i)  The numbers shown include 178,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse, to which the named person disclaims beneficial ownership.

(ii)  The numbers shown include 334,000 and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse, to which the named person disclaims beneficial ownership.

(iii)  The numbers shown include 334,000 shares and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse, to which the named person disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Prior to June 30, 2007, the Company issued 5% Convertible Notes aggregating $56,500. The Note Holders are Directors and an officer of the Company.  The Notes aggregating $62,400 including accrued interest of $5,900, were converted into 416 private placement Units on September 7, 2007.

ITEM 13.  EXHIBITS

Exhibits

Exhibit Number	Description

3.1

Articles of Incorporation, as amended, of the Company filed as Exhibit 3.1 to the Company’s Form 10-SB, as amended, dated October 24, 1996 filed with the Securities and Exchange Commission and incorporated herein by reference.

3.2	Bylaws of the Company filed as Exhibit 3.2 to the Company’s Form 10-SB, as amended, dated October 24, 1996 filed with the Securities and Exchange Commission and incorporated herein by reference.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

                The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in our Forms 10-QSB were $14,500 and $12,500 for 2007 and 2006, respectively.

Audit-Related Fees

                None.

Tax Fees

The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the preparation of our corporate tax returns were $2,000 and $1,500 for 2007 and 2006, respectively.

All other Fees

                The aggregated fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the preparation of our private placement unit filing were $2,093 and $0 for 2007 and 2006, respectively.

The Board of Directors, which functions as the audit committee, makes reasonable inquiry as to the independence of our principal auditors based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the principal accountant.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: March 31, 2008	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2008	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: March 31, 2008	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary

Date: March 31, 2008	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: March 31, 2008	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: March 31, 2008	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director