Form 10QSB/A
period 2007-09-30
CHASE PACKAGING CORP
filed 2008-05-05
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-21609

CHASE PACKAGING CORPORATION

(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

636 River Road, Fair Haven, New Jersey  07704

(Address of principal executive offices)   (Zip Code)

(732) 741-1500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2007
Common Stock, par value $.10 per share	15,536,275 shares

Explanatory Note

Chase Packaging Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to Form 10-QSB for the period ended September 30, 2007 (the “Original Report”).  The purpose of this Amendment is to include information under Item 5. “Other Information” regarding a registration rights agreement entered into by and among the Company and certain purchasers of the Company’s units in a private placement of its securities.  As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part II, Item 5 has been set forth in this Amendment.

Except with respect to the discussion of the registration rights agreement and the inclusion of the registration rights agreement as an exhibit to this Amendment, the Company has not modified or updated any of its prior disclosure in the Original Report.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Report, including any amendments to those filings.

PART II. OTHER INFORMATION

Item 5.                                 Other Information

The Company entered into a registration rights agreement with certain purchasers of the Company’s units in a private placement of its securities that closed on September 7, 2007 (the “closing date”). The Company agreed to use its best efforts to register the reoffer and resale of the common stock, the preferred stock, and the warrants comprising the units by filing a registration statement under the Securities Act of 1933, as amended, with the SEC within 270 days after the closing date of the private placement. The Company will bear all of the expenses, and pay all of the fees, in connection with the preparation and filing of such registration statement.

There are no material relationships between the Company or its affiliates and any of the parties to the registration rights agreement, other than with respect to the agreement, except that:  (i) William J. Barrett, Herbert M. Gardner and Allen T. McInnes serve as officers and directors of the Company; (ii) Edward L. Flynn serves as a director of the Company; and (iii) Ann C.W. Green serves as an officer of the Company.

The foregoing description of the registration rights agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the registration rights agreement, which is included as Exhibit 4.1 hereto and is incorporated herein by reference.

Item 6.                                 Exhibits

Number	Description

3.1

Articles of Incorporation, as amended, of the Company filed as Exhibit 3.1 to the Company’s Form 10-SB, as amended, dated October 24, 1996 filed with the Securities and Exchange Commission and incorporated herein by reference.

3.2	Bylaws of the Company filed as Exhibit 3.2 to the Company’s Form 10-SB, as amended, dated October 24, 1996 filed with the Securities and Exchange Commission and incorporated herein by reference.
4.1*	Form of Registration Rights Amendment dated as of September 7, 2007, by and among the Company and certain purchasers named therein.
31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: May 5, 2008	/s/ Ann W. Green
Ann W. Green
(Assistant Secretary
and Principal Financial and
Accounting Officer)