Form 10-Q
period 2008-03-31
CHASE PACKAGING CORP
filed 2008-05-14
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES  ☒    NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets - March 31, 2008 (Unaudited) and December 31, 2007	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2008) and the Three Months Ended March 31, 2008 and 2007	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2008) and the Three Months Ended March 31, 2008 and 2007	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	8

ITEM 4T	Controls and Procedures	8

PART II	Other Information	9

EXHIBITS INDEX		9

SIGNATURES		11

EXHIBITS		12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,936,946	$1,960,333

TOTAL ASSETS	$1,936,946	$1,960,333

- LIABILITIES AND SHAREHOLDERS’ DEFICIT -
CURRENT LIABILITIES:
Accrued expenses	$16,699	$18,607

TOTAL CURRENT LIABILITIES	16,699	18,607

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT:
Preferred stock $1.00 par value; 4,000,000 authorized: Series A 10% Convertible; 13,818 shares issued and outstanding	13,818	13,818
Common stock, $.10 par value, 25,000,000 authorized; 15,536,275 shares issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,087,515	4,087,515
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(108,593)	(87,114)
TOTAL SHAREHOLDER’S EQUITY (DEFICIT)	1,920,247	1,941,726

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,936,946	$1,960,333

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2008)	2008	2007

NET SALES	$—	$—	$—

COSTS AND EXPENSES:
General and administrative expense	136,437	33,597	7,700

LOSS FROM OPERATIONS	(136,437)	(33,597)	(7,700)

OTHER INCOME (EXPENSE)
Interest expense	(8,591)	—	(698)
Interest and other income	36,435	12,118	40
TOTAL OTHER INCOME (EXPENSE)	27,844	12,118	(658)

LOSS BEFORE INCOME TAXES	(108,593)	(21,479)	(8,358)

Provision for income taxes	—	—	—

NET LOSS	$(108,593)	$(21,479)	$(8,358)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		15,536,275	8,627,275

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2008)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(108,593)	$(21,479)	$(8,358)

Change in operating assets and liabilities:
Accrued expenses	1,520	(1,908)	7,478
Net cash utilized by operating activities	(107,073)	(23,387)	(880)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Proceeds from convertible debt	56,500	—	9,000
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Net cash provided by financing activities	2,032,358	—	9,000

NET INCREASE (DECREASE) IN CASH	1,925,285	(23,387)	8,120

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,960,333	2,691

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,936,946	$1,936,946	$10,811

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Chase Packaging Corporation (the “Company”), a Texas Corporation, manufactured woven paper mesh for industrial applications and polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies.  The Company was a wholly-owned subsidiary of TGC Industries, Inc. through July 31, 1996.

The Company had experienced losses for past years, and the Company’s secured lender decided not to renew the Company’s operating line of credit.  As a result, the Company’s Board of Directors (the “Board”) determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

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

Since January 1, 1999, the Board has been devoting its efforts to establishing a new business and accordingly, the Company is being treated as a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.  The accompanying financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

NOTE 2 - LOSS PER COMMON SHARE:

Loss per common share, both basic and diluted, was calculated by dividing net loss by the weighted average number of shares outstanding for each reporting period.  The diluted loss per share is the same as the basic loss per share because the Company has incurred a net loss in all periods presented.  The outstanding common stock equivalents which consist of warrants that could potentially dilute basic loss per share in the future that were not included in diluted loss per share because their effect on the periods presented was antidilutive were 20,727,000 and 1,095,000 as of March 31, 2008 and 2007, respectively.

NOTE 3 - RECENT ACCOUNTING PRONOUCEMENTS:

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is incorporated herein by reference.  Specific reference is made to this report for a description of the Company’s securities and the notes to financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157   for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on  the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement on its  non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  The Company adopted this Statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial instruments.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160.  “Noncontrolling Interests in Consolidated Financial Statements-and Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of SFAS 160 is not currently expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

NOTE 4 - 2007 PRIVATE PLACEMENT UNITS (“UNIT”):

The Company closed a private placement of 13,334 Units on September 7, 2007.  Each Unit was sold for $150 and consists of: one share of Series A 10% Convertible Preferred Stock ($100 stated value), convertible into 1,000 shares of Common Stock; 500 shares of Common Stock; and 500 5-year warrants, each of which is exercisable for one share of Common Stock at $0.15 per share.  There was no beneficial conversion feature recorded as the Common Stock was selling for less than $0.10 per share at the time of the closing which approximates fair value.  Gross proceeds from the offering were $2,000,100, less approximately $38,000 of offering expenses, resulting in net proceeds of approximately $1,962,000.

Dividends on the Series A Preferred Stock are payable semi-annually in cash or in kind at the discretion of the Board.

NOTE 5 - SHAREHOLDERS’ EQUITY:

The Company currently has no stock option plan.  All previously issued stock options have expired without being exercised.  The Company intends to submit a new stock option plan for approval by its shareholders at its annual meeting to be held June 3, 2008.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain.  The Company’s actual results may differ significantly from management’s expectations as a result of many factors.

You should read the following discussion and analysis in conjunction with the financial statements of the Company and notes thereto, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of management.

Results of Operations

During the quarter ended March 31, 2008, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents. General and administrative expenses were $33,597 during the first quarter of 2008 compared to $7,700 during the first quarter of 2007.  The increase of $25,897 was primarily due to increased professional fees.  The Company had interest income of $12,118 and a net loss of $21,479 during the first quarter of 2008, compared with interest income of $40 and a net loss of $8,358 during the first quarter of 2007.  This interest income increase was due to interest earned on cash balances invested in cash equivalents.

Commencing November 1, 2007, the Company’s Board agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

Due to the closing of a private placement of the Company’s securities in the third quarter of 2007, the Company’s cash and cash equivalents balance as of March 31, 2008 was $1,936,946 compared with $10,811 at March 31, 2007.  The proceeds from the 2007 private placement will assist management with its plans to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company.

Liquidity and Capital Resources

At March 31, 2008, the Company had cash and cash equivalents of approximately $1,930,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  Working capital at March 31, 2008 was approximately $1,921,000.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $23,400 was used in operations during the first quarter of 2008, an increase of approximately $22,500 over the $880 used in operations during the first quarter of 2007. This increase resulted primarily from an increase in professional fees.

No cash flows were used or provided by investing activities for each of the periods presented.

No cash proceeds were provided by financing activities during the first quarter of 2008 or during the first quarter of 2007.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred.  The Company expects to incur significant expenses in connection with its objective of identifying a merger partner or acquiring an operating business.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” in the Notes to Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Number	Description

3.1

Articles of Incorporation, as amended, of the Company filed as Exhibit 3.1 to the Company’s Form 10-SB, as amended, dated October 24, 1996, filed with the Securities and Exchange Commission and incorporated herein by reference.

3.2

Amended and Restated Bylaws of the Company dated March 28, 2008, filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2008, and incorporated herein by reference.

4.1

Form of Registration Rights Amendment, dated as of September 7, 2007, by and among the Company and certain purchasers named therein, filed as Exhibit 4.1 to the Company’s Form 10-QSB/A for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on May 5, 2008, and incorporated herein by reference.

4.2

Form of Amendment Number One to Registration Rights Agreement, dated as of April 30, 2008, by and among the Company and certain purchasers named therein, filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 5, 2008, and incorporated herein by reference.

4.3

Form of Securities Purchase and Subscription Agreement, dated as of September 7, 2007, by and among the Company and certain purchasers named therein, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 11,2007, and incorporated herein by reference.

4.4

Statement of Resolution Establishing Series A 10% Convertible Preferred Stock of the Company, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 11,2007, and incorporated herein by reference.

4.5

Form of Warrant Agreement and Warrant Certificate dated as of September 7, 2007, filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 11,2007, and incorporated herein by reference.

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

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: May 14, 2008	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: May 14, 2008	/s/ Ann W. Green
Ann W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)