Form 10KSB/A
period 2007-12-31
CHASE PACKAGING CORP
filed 2008-07-22
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

(732) 741-1500

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, $.10 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

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

Yes ☒  No ☐

Issuer’s revenues for the most recent fiscal year - $0

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of March 28, 2008 was $1,761,522.

As of March 28, 2008, the registrant had outstanding 15,536,275 shares of Common Stock ($.10 par value).

EXPLANATORY NOTE

Chase Packaging Corporation (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB, initially filed with the Securities and Exchange Commission on March 31, 2008 (the “Original Filing”) to amend and restate in its entirety Item 8A of the Original Filing, entitled “Controls and Procedures.”  No other changes are being made to the Original Filing.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer, principal financial officer, and the Company’s vice president, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.  As a development stage company with no revenues and limited operations, we have only one employee who performs all of the financial and bookkeeping activities.  However, the Company overcomes this deficiency by using an alternative control of having the financial and bookkeeping activities of this single employee overseen by the Company’s principal executive officer and/or the Company’s vice president.

Even if it were to be determined that the alternative control referred to in the preceding paragraph was not fully effective to overcome such deficiency, management is confident in its conclusion that such matter does not rise to the level of a “material weakness” which is defined by the SEC as “a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.”  Especially in view of the fact that the primary activities of this sole employee consist only of writing approximately five to ten checks each month on the Company’s bank account and making this information available for purposes of preparation of financial statements and SEC reports, the oversight of this sole employee’s limited activities by senior officers is deemed effective in preventing any material misstatement of the Company’s annual or interim financial statements.

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

3.2	Bylaws of the Company filed as Exhibit 3.2 to the Company’s Form 10-SB, as amended, dated October 24, 1996 filed with the Securities and Exchange Commission and incorporated herein by reference.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: July 22, 2008	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer