Form 10-Q
period 2008-06-30
CHASE PACKAGING CORP
filed 2008-08-13
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☒     NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets — June 30, 2008 (Unaudited) and December 31, 2007	1

	Condensed Statements of Operations (Unaudited) — Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2008) and the Six and Three Months Ended June 30, 2008 and 2007	2

	Condensed Statements of Cash Flows (Unaudited) — Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2008) and the Six Months Ended June 30, 2008 and 2007	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	8

ITEM 4T	Controls and Procedures	8

PART II	Other Information	10

EXHIBITS INDEX		11

SIGNATURES		13

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,904,341	$1,960,333

TOTAL ASSETS	$1,904,341	$1,960,333

- LIABILITIES AND SHAREHOLDERS’ EQUITY -
CURRENT LIABILITIES:
Accrued expenses	$31,364	$18,607

TOTAL CURRENT LIABILITIES	31,364	18,607

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; 4,000,000 authorized: Series A 10% Convertible; 50,000 authorized; 14,812 and 13,818 shares issued and outstanding, respectively	14,812	13,818
Common stock, $.10 par value, 200,000,000 authorized; 15,536,275 shares issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,085,030	4,087,515
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(154,372)	(87,114)
TOTAL SHAREHOLDERS’ EQUITY	1,872,977	1,941,726

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,904,341	$1,960,333

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Six Months Ended June 30,		Three Months Ended June 30,
	June 30, 2008)	2008	2007	2008	2007

NET SALES	$—	$—	$—	$—	$—

COSTS AND EXPENSES:
General and administrative expenses	190,073	87,233	14,297	53,636	6,597
LOSS FROM OPERATIONS	(190,073)	(87,233)	(14,297)	(53,636)	(6,597)

OTHER INCOME (EXPENSE)

Interest expense	(8,591)	—	(1,492)	—	(794)
Interest and other income	44,292	19,975	65	7,857	25
TOTAL OTHER INCOME (EXPENSE)	35,701	19,975	(1,427)	7,857	(769)

LOSS BEFORE INCOME TAXES	(154,372)	(67,258)	(15,724)	(45,779)	(7,366)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(154,372)	$(67,258)	$(15,724)	$(45,779)	$(7,366)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	8,627,275	15,536,275	8,627,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Six Months Ended June 30,
	June 30, 2008)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(154,372)	$(67,258)	$(15,724)

Change in operating assets and liabilities:
Accrued expenses	16,184	12,756	4,045
Net cash utilized by operating activities	(138,188)	(54,502)	(11,679)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from private placement/exercise of stock warrants	5,500	—	—
Proceeds from convertible debt	56,500	—	9,500
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends in lieu of Preferred Stock	(1,490)	(1,490)	—
Net cash provided by (used in) financing activities	2,030,868	(1,490)	9,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,892,680	(55,992)	(2,179)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,960,333	2,691

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,904,341	$1,904,341	$512

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
994 Shares Preferred Stock Series A 10% Convertible — issued as a stock dividend with a fair value of $99,400 and a par value of $994	$994	$994	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

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

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.  The accompanying condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

NOTE 2 - LOSS PER COMMON SHARE:

Loss per common share, both basic and diluted, was calculated by dividing net loss by the weighted average number of shares outstanding for each reporting period.  The diluted loss per share is the same as the basic loss per share because the Company has incurred a net loss in all periods presented.  The outstanding common stock equivalents which consist of warrants that could potentially dilute basic loss per share in the future that were not included in diluted loss per share because their effect on the periods presented was antidilutive were 21,721,000 and 1,365,000 as of June 30, 2008 and 2007, respectively.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157   for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations.  The Company is currently evaluating the impact of adoption of this statement on its  non-financial assets and liabilities in the first quarter of fiscal 2009.

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

NOTE 5 - DIVIDENDS:

On May 8, 2008, the Company announced that the Board of Directors had declared a five percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for the period commencing September 7, 2007.  Shareholders of record as of May 23, 2008 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable May 30, 2008.  As of May 8, 2008, the Company had 13,818 shares of Series A Preferred Stock outstanding; the total dividend paid consisted of  994 shares of Series A Preferred Stock with a fair value of $99,400 and $1,491 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the cash and $994 par value of Preferred Stock dividend totaling $2,485 was charged against Additional Paid-in Capital.

NOTE 6 - SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in the form of any award to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants and outside directors of the Company are eligible to participate in the 2008 Plan.   As of June 30, 2008 no options were issued under the 2008 Plan.

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

You should read the following discussion and analysis in conjunction with the financial statements of the Company and notes thereto, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of management.  The Company assumes no obligations to update any of these forward-looking statements.

Results of Operations

During the quarter ended June 30, 2008, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents. General and administrative expenses for the six-month and three-month periods ending June 30, 2008 were $87,233 and $53,636, respectively, compared to $14,297 and $6,597 for the comparable periods of 2007; the increases of $72,936 and $47,039 were primarily due to increased professional fees.  The Company had interest income of $19,975 and a net loss of $67,258 during the six-month period ended June 30, 2008, compared with interest income of $65 and a net loss of $15,724 during the comparable period of 2007.  The Company had interest income of $7,857 and a net loss of $45,779 during the three-month period ended June 30, 2008, compared with interest income of $25 and a net loss of $7,366 during the comparable period of 2007. The interest income increases were due to interest earned on cash balances invested in cash equivalents.

Commencing November 1, 2007, the Company’s Board agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company’s cash and cash equivalents balance as of June 30, 2008 was $1,904,341.  The proceeds from the 2007 private placement will assist management with its plans to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company.

Liquidity and Capital Resources

At June 30, 2008, the Company had cash and cash equivalents of approximately $1,904,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  Working capital at June 30, 2008 was approximately $1,873,000.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $54,500 and $11,700 were used in operations during the six-month period ending June 30, 2008 and 2007, respectively. The increase of approximately $42,800 was primarily due to professional fees incurred.

No cash flows were used or provided by investing activities for each of the periods presented.

The Company recorded $1,490 of cash distributions as cash used by  financing activities during the second quarter of 2008; $9,500 of cash was provided by financing activities during the second quarter of 2007 from proceeds of convertible debt.

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

Item 4.        Controls and Procedures.

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

None

Item 3.        Defaults upon Senior Securities.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on June 3, 2008.  The following four matters were voted upon and approved by the Company’s shareholders:

(1)          The shareholders approved the election of the following individuals as directors of the Company:

Name	For	Withheld
Allen T. McInnes	24,588,224	92,144
William J. Barrett	24,600,725	79,643
Herbert M. Gardner	24,600,725	79,643
Edward L. Flynn	24,619,807	60,561

(2)          The shareholders approved, with 24,607,422 affirmative votes, 19,022 negative votes, and 53,924 abstentions, the proposal to increase the authorized shares of Company’s Common Stock to 200,000,000.

(3)          The shareholders approved, with 22,727,695 affirmative votes, 205,419 negative votes, 15,289 abstentions and 1,731,965 broker non-votes, the proposal to adopt the 2008 Stock Awards Plan.

(4)          The shareholders approved, with 24,626,199 affirmative votes, 326 negative votes, and 53,923 abstentions, the proposal to ratify the selection of Lazar Levine & Felix LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

Item 5.        Other Information.

None

Item 6.        Exhibits.

Number	Description

3.1

Articles of Incorporation, as amended, of the Company filed as Exhibit 3.1 to the Company’s Form 10-SB, as amended, dated October 24, 1996, filed with the Securities and Exchange Commission and incorporated herein by reference.

3.2

Articles of Amendment to the Articles of Incorporation of the Company filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 9, 2008, and incorporated herein by reference.

3.3

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

4.3

Form of Securities Purchase and Subscription Agreement, dated as of September 7, 2007, by and among the Company and certain purchasers named therein, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 11, 2007, and incorporated herein by reference.

4.4

Statement of Resolution Establishing Series A 10% Convertible Preferred Stock of the Company, filed as Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 11, 2007, and incorporated herein by reference.

4.5

Form of Warrant Agreement and Warrant Certificate dated as of September 7, 2007, filed as Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 11, 2007, and incorporated herein by reference.

4.6*	Statement of Resolution Regarding Series of Preferred Stock of the Company dated November 9, 2007.

4.7

Statement of Resolution Regarding Series of Preferred Stock of the Company, filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 21, 2008, and incorporated herein by reference.

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

CHASE PACKAGING CORPORATION

Date: August 13, 2008	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: August 13, 2008	/s/ Ann W. Green
Ann W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)