Form 10-Q
period 2008-09-30
CHASE PACKAGING CORP
filed 2008-11-14
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES   ☒   NO   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets – September 30, 2008 (Unaudited) and December 31, 2007	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2008) and the Nine and Three Months Ended September 30, 2008 and 2007	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2008) and the Nine Months Ended September 30, 2008 and 2007	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	8

ITEM 4	Controls and Procedures	9

PART II	Other Information	9

EXHIBITS INDEX		10

SIGNATURES		12

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS

- ASSETS -

	September 30, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,855,626	$1,960,333

TOTAL ASSETS	$1,855,626	$1,960,333

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accrued expenses	$26,321	$18,607

TOTAL CURRENT LIABILITIES	26,321	18,607

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; 4,000,000 shares authorized: Series A 10% Convertible; 50,000 shares authorized; 14,812 and 13,818 shares issued and outstanding, respectively	14,812	13,818
Common stock, $.10 par value, 200,000,000 authorized; 15,536,275 shares issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,085,030	4,087,515
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(198,044)	(87,114)
TOTAL SHAREHOLDERS’ EQUITY	1,829,305	1,941,726

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,855,626	$1,960,333

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Nine Months Ended September 30,		Three Months Ended September 30,
	2008)	2008	2007	2008	2007

NET SALES	$—	$—	$—	$—	$—

COSTS AND EXPENSES:
General and administrative expenses	241,404	138,564	21,447	51,331	7,150
LOSS FROM OPERATIONS	(241,404)	(138,564)	(21,447)	(51,331)	(7,150)

OTHER INCOME (EXPENSE)

Interest expense	(8,591)	—	(4,200)	—	(2,708)
Interest and other income	51,951	27,634	6,672	7,658	6,607
TOTAL OTHER INCOME (EXPENSE)	43,360	27,634	2,472	7,658	3,899

LOSS BEFORE INCOME TAXES	(198,044)	(110,930)	(18,975)	(43,673)	(3,251)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(198,044)	$(110,930)	$(18,975)	$(43,673)	$(3,251)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		15,536,275	9,209,352	15,536,275	10,354,525

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Nine Months Ended September 30,
	September 30, 2008)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(198,044)	$(110,930)	$(18,975)

Change in operating assets and liabilities:
Accrued expenses	11,142	7,714	21,287
Net cash (used in) provided by operating activities	(186,902)	(103,216)	2,312

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from private placement/exercise of stock warrants	5,500	—	—
Conversion of debt into equity	56,500	—	9,500
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	1,982,030
Cash dividends paid on Preferred Stock	(1,491)	(1,491)	—
Net cash provided by (used in) financing activities	2,030,867	(1,491)	1,991,530

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,843,965	(104,707)	1,993,842

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,960,333	2,691
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,855,626	$1,855,626	$1,996,533

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

SUPPLEMENTAL SCHEDULES OF NONCASH INVESTING AND FINANCING ACTIVITIES:

994 Shares Preferred Stock Series A 10% Convertible – issued as a stock dividend with a fair value of $99,400 and a par value of $994	$994	$994	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$10,200

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

On June 25, 1997, the Company announced to employees and creditors that it would begin an orderly liquidation of all its assets beginning at the close of business on June 30, 1997.  On July 25, 1997, the Company notified its creditors by mail that it would commence an orderly liquidation of all its remaining assets, outside of a formal bankruptcy or receivership proceeding in a manner intended to maximize asset values.  Liquidation of the Company’s assets was completed as of December 31, 1997.

Since January 1, 1999, the Board has been devoting its efforts to establishing a new business and, accordingly, the Company is being treated as a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management’s plans for the Company include securing a merger or acquisition, raising additional capital, or other strategies designed to optimize shareholder value.  However, no assurance can be given that management will be successful in its efforts.  The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

The accompanying interim condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine and three month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2008.  The accompanying interim condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2007.

NOTE 2 - LOSS PER COMMON SHARE:

Loss per common share, both basic and diluted, was calculated by dividing net loss by the weighted average number of shares outstanding for each reporting period.  The diluted loss per share is the same as the basic loss per share because the Company has incurred a net loss in all periods presented.  The outstanding common stock equivalents, which consist of warrants and convertible preferred stock, that could potentially dilute basic loss per share in the future, and that were not included in diluted loss per share because their effect on the periods presented was antidilutive, were 21,721,000 and 20,727,000 as of September 30, 2008 and 2007, respectively.

NOTE 3 - RECENT ACCOUNTING PRONOUCEMENTS:

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2007, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141 on its financial statements.

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

NOTE 4 - 2007 PRIVATE PLACEMENT UNITS (“UNIT”):

The Company closed a private placement of 13,334 Units on September 7, 2007.  Each Unit was sold for $150 and consists of: one share of Series A 10% Convertible Preferred Stock ($100 stated value), convertible into 1,000 shares of Common Stock; 500 shares of Common Stock; and 500 5-year warrants, each of which is exercisable for one share of Common Stock at $0.15 per share.  There was no beneficial conversion feature recorded since the Common Stock was selling for less than $0.10 per share at the time of the closing which approximates fair value.  Gross proceeds from the offering were $2,000,100, less approximately $38,000 of offering expenses, resulting in net proceeds of approximately $1,962,000.

Dividends on the Series A Preferred Stock are payable semi-annually in cash or in kind at the discretion of the Board.

NOTE 5 – DIVIDENDS:

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

NOTE 6 - SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan.   As of September 30, 2008 no options had been issued under the 2008 Plan.

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

Results of Operations

During the quarter ended September 30, 2008, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents. General and administrative expenses for the nine-month and three-month periods ending September 30, 2008 were $138,564 and $51,331, respectively, compared to $21,447 and $7,150 for the comparable periods of 2007; the increases of $117,117 and $44,181 were primarily due to increased professional fees and salaries.  The Company had interest income of $27,634 and a net loss of $110,930 during the nine-month period ended September 30, 2008, compared with interest income of $6,672 and a net loss of $18,975 during the comparable period of 2007.  The Company had interest income of $7,658 and a net loss of $43,673 during the three-month period ended September 30, 2008, compared with interest income of $6,607 and a net loss of $3,251 during the comparable period of 2007. The interest income increases were due to interest earned on cash balances invested in cash equivalents.

Commencing November 1, 2007, the Company’s Board agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company’s cash and cash equivalents balance as of September 30, 2008 was $1,855,626.  The proceeds from the 2007 private placement will assist management with its plans to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company.

Liquidity and Capital Resources

At September 30, 2008, the Company had cash and cash equivalents of approximately $1,856,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  Working capital at September 30, 2008 was approximately $1,829,000.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash used in operating activities amounted to approximately $103,000 for the nine-month period ended September 30, 2008, and approximately $2,300 for the nine-month period ended September 30, 2007. The increase of approximately $105,500 was due primarily to the increase in the net loss.

No cash flows were used or provided by investing activities for each of the periods presented.

During the second quarter of 2008, the Company recorded $1,491 in cash dividends paid on preferred stock. During the second quarter of 2007, the Company recorded $9,500 in debt converted into equity.

In September of 2007, approximately $1,982,000 of net proceeds was raised through the sale of 13,334 units in a private placement offering.

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

Item 4.       Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

4.6

Statement of Resolution Regarding Series of Preferred Stock of the Company dated November 9, 2007, filed as Exhibit 4.6 to the Company’s Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 13, 2008, and incorporated herein by reference.

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

CHASE PACKAGING CORPORATION

Date: November 13, 2008	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: November 13, 2008	/s/ Ann W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)