Form 10-K
period 2008-12-31
CHASE PACKAGING CORP
filed 2009-03-31
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .

Commission File Number 0-21609

CHASE PACKAGING CORPORATION

(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

636 River Road, Fair Haven, NJ	07704
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (732) 741.1500

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.10 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐                     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes  ☒                     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second  fiscal quarter was $1,446,168.

Number of shares of common stock outstanding as of March 19, 2009:  15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2009 annual meeting of shareholders — Part III

b

PART I

ITEM 1.	BUSINESS.

General

Chase Packaging Corporation (“Chase,” the “Company,” “we,” or “us”) is a Texas corporation which, prior to 1998, was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry.  During 1997, the Company commenced an orderly liquidation of its assets (described below) which was completed in 1997.  At present, management of the Company is seeking to secure a suitable merger partner wishing to go public or to acquire private companies to create investment value for the Company.  For purposes of Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is considered a shell company.

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

ITEM 1A.	RISK FACTORS.

The expenses related to identifying a target business and to complete a business combination will increase our losses.

Until presented with a specific opportunity for a business combination, we will be unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination.  Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital otherwise available to complete a business combination and thereafter operate the acquired business.  We cannot provide assurance that we will be successful in identifying a target business and completing a business combination on terms favorable to its shareholders, if at all.

The tax treatment of a potential business combination is not clear.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us and to the target business and the shareholders of both companies.  We cannot provide assurance that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

We have limited ability to evaluate management’s target business.  We cannot anticipate what role, if any, our management will play in a combined business and whether our management has the necessary experience to manage the combined business.  We do not know if we will be able to recruit more management if necessary.

Although we intend to carefully scrutinize the management of a prospective target business before effecting a business combination, we cannot assure you that our assessment of the target’s management will prove to be correct.  In addition, we cannot assure you that the target’s future management will have the necessary skills, qualifications, or abilities to manage a public company.  Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty.  While it is possible that one or more of our officers and directors will remain associated in some capacity following a business combination, it is uncertain whether all of them will devote their full efforts to our affairs after a business combination.  Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

We may seek to recruit additional management personnel to supplement the incumbent management of the target business.  We cannot assure you, however, that we will be able to recruit additional managers who have the requisite skills, knowledge, or experience necessary to enhance the incumbent management and successfully operate the target business.

In our search for an appropriate combination partner, we will have to compete with other entities with more experience and greater resources; after a successful business combination we will have to face the competitors of the operating company we combine with.

We may encounter intense competition from other entities seeking to combine with a privately held operating company.  Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations.  Many of these competitors also possess significantly greater financial, technical, and other resources than we do.  We cannot assure you that we will be able to effectively compete with these entities. Consequently, we may acquire a company with less favorable prospects then we would otherwise prefer, thus making our long-term prospects for success less likely.

If we effect a business combination, we will become subject to competition from the competitors of the acquired business.  In particular, industries that experience rapid growth frequently attract larger numbers of competitors, including competitors with greater financial, marketing, technical, and other resources than our resources.  We cannot ascertain the level of competition we will face if we effect a business combination, and we cannot assure you that we will be able to compete successfully with these competitors.

The Pink Sheets are characterized by high volatility which may negatively affect our stock price.

Our common stock is quoted on the Pink Sheets under the symbol “CPKA.”  The Pink Sheets, and the price of our common stock, are characterized by high volatility.  We cannot guarantee any market for our shares of common stock and cannot guarantee that any stable market for our shares of common stock will develop or be sustained.  We cannot predict the effect, if any, that our business activities or a business combination might have on the market price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

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

No matters were submitted by the Company during the fourth quarter of the fiscal year ended December 31, 2008, for a vote of the Company’s security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “CPKA.”  American Stock Transfer and Trust Company has determined that there were approximately 286 holders of record on December 31, 2008.  Trading volume in the Company’s securities has been nominal.  The last reported bid and ask prices on December 31, 2008 were $0.04 and $0.05, respectively, and the last trade was $0.05.

High and low stock prices for the Company’s common stock in the two years ended December 31, 2008 and December 31, 2007 are displayed in the following table:

	2008 Market Price		2007 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.25	$0.20	$0.08	$0.05
June 30	$0.25	$0.05	$0.08	$0.08
September 30	$0.25	$0.12	$0.20	$0.08
December 31	$0.51	$0.02	$0.25	$0.20

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

During 2008, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.  General and administrative expenses were $207,667 in fiscal 2008 compared to $51,114 in fiscal 2007. The increase of $156,553 was primarily due to professional fees as well as the Chief Financial Officer’s salary in the amount of $17,000. Commencing November 1, 2007, the Company’s Board of Directors agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development. The Company had fiscal 2008 interest and other income of $31,476, and a net loss of ($176,191), compared with interest and other income of $23,087, $4,200 of interest expense, and a net loss of ($32,227) for fiscal 2007.

Liquidity and Capital Resources

At December 31, 2008, the Company had cash and cash equivalents of approximately $1,770,000.  Cash and cash equivalents consist of money market funds and U.S. Treasury Bills.  Working capital at December 31, 2008 was approximately $1,762,000.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $187,000 was used in operations during fiscal 2008, an increase of approximately $173,000 over the $14,000 used in operations during fiscal 2007.  This increase resulted primarily from legal fees associated with submitting to the Securities and Exchange Commission a Form S-1 registration statement during 2008.

No cash flows were used or provided by investing activities for each of the periods presented.

Net cash of approximately $3,000 was used in financing activities during fiscal 2008, a decrease of approximately $1,975,000 over approximately $1,972,000 provided by financing activities during fiscal 2007.  The Company received approximately $2,000,000 of cash from the sale of Units in the private placement in fiscal 2007.  The Company did not receive any cash proceeds from the sale of common stock or other equity instruments in fiscal 2008.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To The Shareholders

Chase Packaging Corporation

We have audited the balance sheet of Chase Packaging Corporation (a development stage company) (the “Company”) as of December 31, 2008, and the statements of operations, shareholders’ equity, and cash flows for the year then ended and the amounts in the cumulative from inception column in the statements of operations and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2008, and the results of its operations and its cash flows for the year then ended and the amounts in the cumulative from inception column in the statements of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

PARENTE RANDOLPH, LLC

/s/ PARENTE RANDOLPH, LLC

New York, New York

March 25, 2009

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To The Shareholders

Chase Packaging Corporation

We have audited the balance sheet of Chase Packaging Corporation (the “Company”) as of December 31, 2007 and the statements of operations, shareholders’ equity, and cash flows for the development stage period (from January 1, 1999 to December 31, 2007). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2007, and the results of its operations and its cash flows for the development stage period from January 1, 1999 to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

LAZAR LEVINE & FELIX LLP

/s/ LAZAR LEVINE & FELIX LLP

New York, New York

March 21, 2008

CHASE PACKAGING CORPORATION

(A Development Stage Company)

BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	2008	2007

- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$1,769,739	$1,960,333

TOTAL ASSETS	$1,769,739	$1,960,333

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accrued expenses	$7,354	$18,607

TOTAL CURRENT LIABILITIES	7,354	18,607

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 shares authorized; Series A 10% Convertible Preferred stock; 15,536 and 13,818 shares issued and outstanding, respectively; liquidation preference of $1,553,600 (2008) and $1,381,800 (2007)	15,536	13,818
Common stock, $.10 par value 200,000,000 shares authorized; 15,536,275 shares issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,082,647	4,087,515
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(263,305)	(87,114)
TOTAL SHAREHOLDERS’ EQUITY	1,762,385	1,941,726

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,769,739	$1,960,333

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During the Development Stage (January 1, 1999 to	For the Year Ended December 31,
	December 31, 2008	2008	2007

NET SALES	$—	$—	$—

COSTS AND EXPENSES:

General and administrative expense	(310,507)	207,667	51,114

LOSS FROM OPERATIONS	(310,507)	(207,667)	(51,114)

OTHER INCOME (EXPENSE)

Interest expense	(8,591)	—	(4,200)
Interest and other income	55,793	31,476	23,087

TOTAL OTHER INCOME	47,202	31,476	18,887

LOSS BEFORE INCOME TAXES	(263,305)	(176,191)	(32,227)

Provision for income taxes	—	—	—

NET LOSS	$(263,305)	$(176,191)	$(32,227)

BASIC AND DILUTED LOSS PER COMMON SHARE		$(.01)	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	10,804,083

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

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid- in	Common Stock	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total

Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	(12,707)	(12,707)

Balance at December 31, 2006	—	—	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(54,887)	(53,005)

Private placement	13,334	13,334	6,667,000	666,700	1,282,324	—	—	—	1,962,358

Prior stock subscription	68	68	34,000	3,400	6,732	(8,000)	—	—	2,200

Convertible debt	416	416	208,000	20,800	41,184	—	—	—	62,400

Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	(32,227)	(32,227)

Balance at December 31, 2007	13,818	13,818	15,536,275	1,553,628	4,087,515	—	(3,626,121)	(87,114)	1,941,726

Preferred shares issued as dividend	1,718	1,718	—	—	(1,718)	—	—	—	—

Cash in lieu of stock	—	—	—	—	(3,150)	—	—	—	(3,150)

Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	(176,191)	(176,191)

Balance at December 31, 2008	15,536	$15,536	15,536,275	$1,553,628	$4,082,647	$—	$(3,626,121)	$(263,305)	$1,762,385

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative
	During the
	Development Stage	For The Year Ended
	(January 1, 1999 to	December 31,
	December 31, 2008)	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(263,305)	$(176,191)	$(32,227)

Change in assets and liabilities:
Accrued expenses	(7,825)	(11,253)	18,011
Net cash used in operating activities	(271,130)	(187,444)	(14,216)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	56,500	—	9,500
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	1,962,358
Cash dividends paid on Preferred Stock	(3,150)	(3,150)	—
Net cash provided by (used in) financing activities	2,029,208	(3,150)	1,971,858

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,758,078	(190,594)	1,957,642

Cash and cash equivalents, at beginning of period	11,661	1,960,333	2,691

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,769,739	$1,769,739	$1,960,333

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

Interest	$—	$—	$—
Income taxes	$—	$—	$—

Preferred stock issued as stock dividend	$1,718	$1,718	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$10,200

See notes to financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE   1   -          BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies.

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

(b)            Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions.  As of December 31, 2008, and 2007 the Company had  cash and cash equivalents held in financial institutions in excess of Federal Deposit Insurance Corporation limits in the amount of  approximately $1,520,000 and $1,123,000, respectively.

The Company’s cash equivalents include investments in U.S. Treasury Bills, which typically mature in approximately 28 days, are held to maturity and valued at amortized cost, which approximates fair value.  The aggregate fair value of investments in U.S. Treasury Bills classified as cash equivalents at December 31, 2008 and 2007 was $1,132,000 and $1,204,000, respectively.

(c)            Income Taxes

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

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE   2   -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(c)             Income Taxes (continued):

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2008 and 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 22,445,000 and 20,727,000 Common Stock equivalents (warrants) from the calculation of diluted loss per share for the years ended December 31, 2008 and 2007, respectively, which, if included, would have an antidilutive effect.

(e)             Recently Issued Accounting Pronouncements:

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities . The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

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

DECEMBER 31, 2008 AND 2007

NOTE   2   -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

(e)          Recently Issued Accounting Pronouncements (continued):

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.   It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 allows companies to measure certain financial instruments at fair value without having to apply complex hedge accounting provisions and to report unrealized gains and losses on elected items in earnings. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s  results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  In accordance with FSP FAS No. 157, the Company is currently assessing the potential impact its adoption would have on our nonfinancial assets and nonfinancial liabilities, if any.

NOTE   3   -          INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2008 and 2007, due to the Company’s operating losses.  At December 31, 2008 and 2007, the Company has unused net operating loss carry-forwards of approximately $3,500,000 and $3,330,000 which expire at various dates through 2011.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership”.

The current income tax benefit differs from the amount computed by applying the federal statutory income tax rate of 35% to loss before income taxes due to the valuation allowance.

As of December 31, 2008 and 2007, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE   3   -          INCOME TAXES (continued):

	2008	2007
Deferred tax assets and valuation allowances consist of:

Deferred tax assets:
Net operating loss carry forwards	$1,205,000	$1,135,000

Less valuation allowance	(1,205,000)	(1,135,000)
Net deferred tax assets	$—	$—

We file income tax returns in the U.S. federal and Texas state jurisdictions. Tax years for fiscal 2005 through 2007 are open and potentially subject to examination by the federal and Texas state taxing authorities.

NOTE   4   -          2007 PRIVATE PLACEMENT UNITS (“UNIT”):

On September 7, 2007, the Company completed a private placement, pursuant to which 13,334 units (the “Units”) were sold at a per Unit cash purchase price of $150, for a total subscribed amount of $2,000,100. Each Unit consists of: (1) one share of Series A 10% convertible preferred stock, par value $1.00, stated value $100 (the “Preferred Stock”); (2) 500 shares of the Company’s common stock, par value $0.10 (the “Common Stock”); and (3) 500 warrants (the “Warrants”) exercisable into the Company’s Common Stock on a one-for-one basis.

Each warrant contained in a Unit has a term of five years during which such warrant may be exercised, at $0.15 per share, into one share of the Company’s Common Stock. A total of 6,605 units were purchased by related parties, including significant shareholders. The exercise price of the warrants is subject to adjustment to reflect recapitalizations, stock dividends, mergers, stock splits, and similar events that would otherwise dilute the relative number of shares of Common Stock into which the warrants may be exercised.

Each share of Preferred Stock contained in a Unit has a stated value of $100 and is convertible at any time into Common Stock at a rate of $0.10 per share. The conversion price of the Preferred Stock is subject to adjustment to reflect recapitalizations, stock dividends, mergers, stock splits, and similar events that would otherwise dilute the relative number of shares of Common Stock into which the Preferred Stock may be converted.

There are 4,000,000 shares of Preferred Stock currently authorized for issuance. At the discretion of the Company’s Board of Directors, the Company may pay to the holders of the Preferred Stock a semi-annual dividend of ten percent payable in cash or in kind (i.e., in additional shares of Preferred Stock) or any combination thereof. The holder of each share of Preferred Stock will have one vote for each underlying share of Common Stock as if such Preferred Stock had been converted. At any time prior to conversion, the Company’s Board of Directors may redeem any portion or all of the Preferred Stock at a price of $100 per share of Preferred Stock. Each share of Preferred Stock will have a liquidation value of $100 per share. At any time after August 2, 2011, the holders of 66 2/3% or more of the shares of Preferred Stock then outstanding may request the liquidation of their Preferred Stock. In the event that, at the time of such requested liquidation, the Company’s cash funds (in excess of a $50,000 reserve fund) then available to effect such liquidation are inadequate for such purpose, the requested liquidation shall take place (on a pro-rata basis) only to the extent such excess cash funds are available for such purpose. In the event of a merger transaction approved by the holders of the Company’s Common Stock, the holders of the Preferred Stock will have the right to a cash payment of $100 per share in connection with such merger, or the Preferred Stock will be automatically converted at the then applicable conversion rate.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE   4   -          2007 PRIVATE PLACEMENT UNITS (“UNIT”) (continued):

There was no beneficial conversion feature recorded as the Common Stock was selling for less than $0.10 per share at the time of the closing which approximates fair value.

Legal and professional fees of approximately $38,000 were incurred in connection with this private placement transaction resulting in net proceeds of approximately $1,962,000.

NOTE    5   -         DIVIDENDS:

On May 8, 2008, the Company announced that the Board of Directors had declared a five percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for the period commencing September 7, 2007.  Shareholders of record as of May 23, 2008 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable May 30, 2008.  As of May 8, 2008, the Company had 13,818 shares of Series A Preferred Stock outstanding; the total dividend paid consisted of 994 shares of Series A Preferred Stock with a fair value of $99,400 and $1,490 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the cash and $994 par value of Preferred Stock dividend totaling $2,484 was charged against Additional Paid-in Capital.

On November 7, 2008, the Company announced that the Board of Directors had declared a five percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Shareholders of record as of November 17, 2008 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2008.  As of November 6, 2008, the Company had 14,812 shares of Series A Preferred Stock outstanding; the total dividend paid consisted of 724 shares of Series A Preferred Stock with a fair value of $72,400 and $1,660 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the cash and $724 par value of Preferred Stock dividend totaling $2,384 was charged against Additional Paid-in Capital.

NOTE    6   -         PRIOR STOCK SUBSCRIPTION:

In July 2002, the Company received $8,000 ($0.01 per share) as payment for 800,000 shares of Common Stock which were never issued.  Through September 7, 2007 (the date of the closing of the private placement), the $8,000 accrued $2,200 in compounded interest, which management recorded due to the non issuance of shares for a five year period. The Board of Directors of the Company approved the issuance on September 7, 2007 of 68 Private Placement Units (see Note 4) in exchange for the $10,200 of cash previously received and accrued interest.

NOTE   7   -          CONVERTIBLE DEBT - RELATED PARTY:

Prior to June 30, 2007, the Company had issued 5% Convertible Notes aggregating $56,500 (“the Notes”). The note holders are directors and an officer of the Company.  The Notes were convertible into common stock at par value $0.10 per share.  The Company and the note holders had the option to mutually extend the term of the Notes if the par value had not been reduced to $0.01.

The notes aggregating $62,400 including accrued interest of $5,900, were converted into 416 Private Placement Units (see Note 4) on September 7, 2007.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE   8   -          SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan. As of December 31, 2008 no options had been issued under the 2008 Plan.

On June 3, 2008 The Company adopted an amendment to the Article of Incorporation and increased the number of authorized shares of the Common Stock from 25,000,000 to 200,000,000.

NOTE   9   -          FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to its financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the year ended December 31, 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

NOTE   9   -          FAIR VALUE MEASUREMENTS (continued):

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	Amount In
	Balance Sheet	Fair Value
	December 31,	December 31,	Fair Value Measurement Using
	2008	2008	Level 1	Level 2	Level 3

Assets:
Money Market Funds	$631,000	$631,000	$631,000	$—	$—
Treasury Bills	$1,132,000	$1,132,000	$1,132,000	$—	$—

NOTE   10   -        COMMITMENTS AND CONTINGENCIES:

Commencing November 1, 2007, the Company’s Board of Directors agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the principal executive officer and principal financial and accounting officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment. As a development stage company with no revenues and limited operations, we have only one employee who performs all financial and bookkeeping activities. However, the Company overcomes this deficiency by using an alternative control of having the financial and bookkeeping activities of this single employee overseen by the Company’s principal executive officer and/or the Company’s vice president.

Even if it were to be determined that the alternative control referred to in the preceding paragraph was not fully effective to overcome such deficiency, management is confident in its conclusion that such matter does not rise to the level of a “ material weakness “ which is defined by the SEC as “ a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.”  Especially in view of the fact that the primary activities of this sole employee consist only of writing approximately five to ten checks each month on the Company’s bank account and making this information available for purposes of preparation of financial statements and SEC reports, the oversight of this sole employee’s limited activities by senior officers is deemed effective in preventing any material misstatement of the Company’s annual or interim financial statements.

Our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s reporting in this annual report.

ITEM 9B.                    OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 11.                      EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)          The following documents are filed as a part of this report:

(1)          Financial Statements included in Item 8 above are filed as part of this annual report.

(2)          Financial Statement Schedules included in Item 8 herein:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

(3)          Exhibits:  The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Annual Report on Form 10-K.

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

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: March 30, 2009	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2009	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: March 30, 2009	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary

Date: March 30, 2009	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: March 30, 2009	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: March 30, 2009	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director