Form 10-Q
period 2009-03-31
CHASE PACKAGING CORP
filed 2009-05-15
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets - March 31, 2009 (Unaudited) and December 31, 2008	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2009) and the Three Months Ended March 31, 2009 and 2008	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2009) and the Three Months Ended March 31, 2009 and 2008	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	11

ITEM 4	Controls and Procedures	11

PART II	Other Information	12

EXHIBITS INDEX		12

SIGNATURES		14

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,755,468	$1,769,739

TOTAL ASSETS	$1,755,468	$1,769,739

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accrued expenses	$25,533	$7,354

TOTAL CURRENT LIABILITIES	25,533	7,354

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 4,000,000 shares authorized: Series A 10% Convertible; 15,536 shares issued and outstanding; liquidation preference of $1,553,600	15,536	15,536
Common stock, $.10 par value, 200,000,000 authorized; 15,536,275 issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,082,647	4,082,647
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(295,755)	(263,305)
TOTAL SHAREHOLDERS’ EQUITY	1,729,935	1,762,385

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,755,468	$1,769,739

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2009)	2009	2008

NET SALES	$—	$—	$—

EXPENSES:

General and administrative expense	343,157	32,650	33,597

LOSS FROM OPERATIONS

OTHER INCOME (EXPENSE)	(343,157)	(32,650)	(33,597)

Interest expense	(8,591)	—	—
Interest and other income	55,993	200	12,118

TOTAL OTHER INCOME	47,402	32,450	21,479

LOSS BEFORE INCOME TAXES	(295,755)	(32,450)	(21,479)

Provision for income taxes	—	—	—

NET LOSS	$(295,755)	$(32,450)	$(21,479)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2009)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(295,755)	$(32,450)	$(21,479)

Change in assets and liabilities:
Accrued expenses	10,354	18,179	(1,908)
Net cash (used in) operating activities	(285,401)	(14,271)	(23,387)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358
Cash dividends paid on preferred stock	(3,150)	—	—
Net cash provided by financing activities	2,029,208	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,743,807	(14,271)	(23,387)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,769,739	1,960,333

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,755,468	$1,755,468	$1,936,946

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$1,718	$—	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 1 — OPERATIONS AND BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, and polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies.

Since January 1, 1999, the Board of Directors of the Company, has been devoting its efforts to establishing a new business and, accordingly, the Company is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

The accompanying interim condensed financial statements of the Company have been prepared in accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2009.  The accompanying interim condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 — BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of common stock equivalents.

We have excluded 22,445,000 and 20,727,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the periods ended March 31, 2009 and 2008, respectively, which, if included, would have an antidilutive effect.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss .. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement has not had a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160,  “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.”  SFAS 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated.  This statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this statement has not had a material impact on the Company’s financial statements.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (continued):

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting.   It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this statement has not had a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required.  In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements.  In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, to clarify the application of SFAS 157 in a market that is not active and provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately.  In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This FSP will be effective for interim and annual reporting periods ending after June 15, 2009.  We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows.  We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows.  We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4.  See Note 9 to the interim condensed financial statements for additional discussion on fair value measurements.

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

NOTE 4 - 2007 PRIVATE PLACEMENT UNITS (“UNIT”) (continued):

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

There are 4,000,000 shares of Preferred Stock currently authorized for issuance. At the discretion of the Company’s Board of Directors, the Company may pay to the holders of the Preferred Stock a semi-annual dividend of ten percent payable in cash or in kind (i.e., in additional shares of Preferred Stock) or any combination thereof. The holder of each share of Preferred Stock has one vote for each underlying share of Common Stock as if such Preferred Stock had been converted. At any time prior to conversion, the Company’s Board of Directors may redeem any portion or all of the Preferred Stock at a price of $100 per share of Preferred Stock. Each share of Preferred Stock will have a liquidation value of $100 per share. At any time after August 2, 2011, the holders of 66 2/3% or more of the shares of Preferred Stock then outstanding may request the liquidation of their Preferred Stock. In the event that, at the time of such requested liquidation, the Company’s cash funds (in excess of a $50,000 reserve fund) then available to effect such liquidation are inadequate for such purpose, the requested liquidation shall take place (on a pro-rata basis) only to the extent such excess cash funds are available for such purpose. In the event of a merger transaction approved by the holders of the Company’s Common Stock, the holders of the Preferred Stock will have the right to a cash payment of $100 per share in connection with such merger, or the Preferred Stock will be automatically converted at the then applicable conversion rate.

There was no beneficial conversion feature recorded as the Common Stock was selling for less than $0.10 per share at the time of the closing which approximates fair value.

Legal and professional fees of approximately $38,000 were incurred in connection with this private placement transaction resulting in net proceeds of approximately $1,962,000.

NOTE 5 — DIVIDENDS:

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

NOTE 5 — DIVIDENDS (continued):

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

The notes aggregating $62,400 including accrued interest of $5,900, were converted into 416 Private Placement Units (see Note 4) on September 7, 2007.

NOTE 8 - SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan.   As of March 31, 2009, no options had been issued under the 2008 Plan.

On June 3, 2008, the Company’s shareholders approved an amendment to the Articles of Incorporation and increased the number of authorized shares of the Common Stock from 25,000,000 to 200,000,000.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159. No events occurred during the three months ended March 31, 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount
	Amount In
	Balance Sheet	Fair Value
	March 31,	March 31,	Fair Value Measurement Using
	2009	2009	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,493,000	$1,493,000	$1,493,000	$—	$—
Certificate of Deposit	$250,000	$250,000	$250,000	$—	$—

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

Results of Operations

During the quarter ended March 31, 2009, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents. General and administrative expenses for the three-month periods ending March 31, 2009 and 2008 were $32,650 and $33,597, respectively.  The Company had interest income of $200 and a net loss of $32,450 during the three-month period ended March 31, 2009, compared with interest income of $12,118 and a net loss of $21,479 during the comparable period of 2008.  The interest income decrease was due to lower interest rates and a decrease in cash and cash equivalent balances.

Commencing November 1, 2007, the Company’s Board agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash and cash equivalents balance as of March 31, 2009 of $1,755,468.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At March 31, 2009, the Company had cash and cash equivalents of approximately $1,755,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  Working capital at March 31, 2009 was approximately $1,730,000.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash used in operating activities amounted to approximately $14,300 for the three-month period ended March 31, 2009, and approximately $23,400 for the three-month period ended March 31, 2008.

No cash flows were used or provided by investing activities for each of the periods presented.

No cash proceeds were provided by financing activities during the first quarter of 2009 or during the first quarter of 2008.

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

Item 4.                       Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

b) Changes in Internal Controls over Financial Reporting.

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description

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

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: May 15, 2009	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: May 15, 2009	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)