Form 10-Q
period 2009-06-30
CHASE PACKAGING CORP
filed 2009-08-06
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 15, 2009
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets – June 30, 2009 (Unaudited) and December 31, 2008	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2009) and the Six and Three Months Ended June 30, 2009 and 2008	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2009) and the Six Months Ended June 30, 2009 and 2008	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	10

ITEM 4	Controls and Procedures	10

PART II	Other Information	11

EXHIBITS		12

SIGNATURES		14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
- ASSETS -

CURRENT ASSETS:

Cash and cash equivalents	$1,712,469	$1,769,739

TOTAL ASSETS	$1,712,469	$1,769,739

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,874	$7,354

TOTAL CURRENT LIABILITIES	10,874	7,354

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; 4,000,000 authorized: Series A 10% Convertible; 50,000 authorized; 15,536 shares issued and outstanding; liquidation preference of $1,553,600	15,536	15,536
Common stock, $.10 par value, 200,000,000 authorized; 15,536,275 shares issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,082,647	4,082,647
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(324,095)	(263,305)
TOTAL SHAREHOLDERS’ EQUITY	1,701,595	1,762,385

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,712,469	$1,769,739

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Six Months Ended June 30,		Three Months Ended June 30,
	June 30, 2009)	2009	2008	2009	2008

NET SALES	$—	$—	$—	$—	$—

EXPENSES:
General and administrative expenses	373,572	63,065	87,233	30,415	53,636
LOSS FROM OPERATIONS	(373,572)	(63,065)	(87,233)	(30,415)	(53,636)

OTHER INCOME (EXPENSE)
Interest expense	(8,591)	—	—	—	—
Interest and other income	58,068	2,275	19,975	2,075	7,857
TOTAL OTHER INCOME	49,477	2,275	19,975	2,075	7,857

LOSS BEFORE INCOME TAXES	(324,095)	(60,790)	(67,258)	(28,340)	(45,779)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(324,095)	$(60,790)	$(67,258)	$(28,340)	$(45,779)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Six Months Ended June 30,
	June 30, 2009)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(324,095)	$(60,790)	$(67,258)

Change in assets and liabilities:
Accounts payable and accrued expenses	(4,305)	3,520	12,756
Net cash (used in) operating activities	(328,400)	(57,270)	(54,502)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends in lieu of preferred stock	(3,150)	—	(1,490)
Net cash provided by (used in) financing activities	2,029,208	—	(1,490)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,700,808	(57,270)	(55,992)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,769,739	1,960,333

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,712,469	$1,712,469	$1,904,341

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$1,718	$—	$994
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2009

(Unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, manufactured polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies.

Since January 1, 1999, the Board of Directors of the Company has been devoting its efforts to establish a new business and is considered to be a development stage company.

Management’s plans for the Company include securing a merger or acquisition, raising additional capital, and/or other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

The accompanying interim condensed financial statements of the Company have been prepared in accordance with the Rules and Regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles (“GAAP”) in the United States for complete financial statements.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six and three month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2009.  The accompanying interim condensed financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended December 31, 2008.  We have evaluated subsequent events for recognition or disclosure through August 6, 2009, which was the date we filed this Form 10-Q with the SEC.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 – BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted net loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of common stock equivalents.

We have excluded 22,445,000 and 20,727,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the periods ended June 30, 2009 and 2008, respectively, which, if included, would have an antidilutive effect.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

In June of 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”).  SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on its financial statements

In June of 2009, the FASB issued SFAS No. 167 Amendments to FASB Interpretation No. 46(R). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact, if any, that SFAS No. 167 will have on its financial statements.

In June of 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166 Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. This standard eliminates the concept of a qualifying special purpose entity (“QSPE”) and modifies the derecognition provisions contained in SFAS No. 140. This statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company is evaluating the impact that SFAS No. 166 will have on its financial statements, if any.

Effective this quarter, the Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations.

In April of 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP had no material effect on the Company’s financial statements.

In April of 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP had no material effect on the Company’s financial statements, since the Company currently does not have any assets that are other-than-temporary impaired.

In April of 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP had no material effect on the Company’s financial statements.  See Note 9 for additional disclosures on fair value measurements.

NOTE 4 - 2007 PRIVATE PLACEMENT UNITS (“UNIT”):

On September 7, 2007, the Company completed a private placement pursuant to which 13,334 units (the “Units”) were sold at a per Unit cash purchase price of $150, for a total subscribed amount of $2,000,100. Each Unit consists of: (1) one share of Series A 10% convertible preferred stock, par value $1.00, stated value $100 (the “Preferred Stock”); (2) 500 shares of the Company’s common stock, par value $0.10 (the “Common Stock”); and (3) 500 warrants (the “Warrants”) exercisable into the Company’s Common Stock on a one-for-one basis.

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

There was no beneficial conversion feature recorded since the Common Stock was selling for less than $0.10 per share (which approximated fair value) at the time of the closing.

Legal and professional fees of approximately $38,000 were incurred in connection with this private placement transaction resulting in net proceeds of approximately $1,962,000.

NOTE 5 – DIVIDENDS:

On May 8, 2008, the Company announced that the Board of Directors had declared a five percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for the period commencing September 7, 2007.  Shareholders of record as of May 23, 2008 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable May 30, 2008.  As of May 8, 2008, the Company had 13,818

shares of Series A Preferred Stock outstanding as a result of which the total dividend paid consisted of 994 shares of Series A Preferred Stock with a fair value of $99,400 and $1,490 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the cash and $994 par value of Preferred Stock dividend totaling $2,484 was charged against Additional Paid-in Capital.

On November 7, 2008, the Company announced that the Board of Directors had declared a five percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Shareholders of record as of November 17, 2008 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2008.  As of November 6, 2008, the Company had 14,812 shares of Series A Preferred Stock outstanding as a result of which the total dividend paid consisted of 724 shares of Series A Preferred Stock with a fair value of $72,400 and $1,660 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the cash and $724 par value of Preferred Stock dividend totaling $2,384 were charged against Additional Paid-in Capital.

NOTE 6 - PRIOR STOCK SUBSCRIPTION:

In July of 2002, the Company received $8,000 ($0.01 per share) as payment for 800,000 shares of Common Stock which were never issued.  Through September 7, 2007 (the date of the closing of the private placement), the $8,000 accrued $2,200 in compounded interest, which management recorded due to the non issuance of shares for a five year period. The Board of Directors of the Company approved the issuance on September 7, 2007 of 68 Private Placement Units (see Note 4) in exchange for the $10,200 of cash previously received and accrued interest.

NOTE 7 - CONVERTIBLE DEBT - RELATED PARTY:

Prior to June 30, 2007, the Company had issued 5% Convertible Notes aggregating $56,500 (“the Notes”). The holders of the Notes are directors and an officer of the Company.  The Notes were convertible into Common Stock at par value ($0.10 per share).  The Company and the holders of the Notes had the option to mutually extend the term of the Notes if the par value had not been reduced to $0.01.

The Notes aggregating $62,400 (including accrued interest of $5,900), were converted into 416 Private Placement Units (see Note 4) on September 7, 2007.

NOTE 8 - SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company, are eligible to participate in the 2008 Plan.   As of June 30, 2009, no options had been issued under the 2008 Plan.

On June 3, 2008, the Company’s shareholders approved an amendment to the Articles of Incorporation and increased the number of authorized shares of the Common Stock from 25,000,000 to 200,000,000.

NOTE 9 - FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS 157), as it applies to its financial instruments, and Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by SFAS 159.

Under SFAS 157, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

The following table provides information on those assets measured at fair value on a recurring basis.

		Fair Value Measurement at Reporting Date Using
	Carrying Amount In Balance Sheet June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Fund	$1,685,150	$1,686,150	$—	$—

The valuation of the Money Market Fund was based upon the net asset value of shares held by the Company as of June 30, 2009.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements (other than statements of historical fact made in this report) are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain.  The Company’s actual results may differ significantly from management’s expectations as a result of many factors.

You should read the following discussion and analysis in conjunction with the financial statements of the Company and notes thereto, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of management.  The Company assumes no obligations to update any of these forward-looking statements.

Results of Operations

During the six months and three months ended June 30, 2009, the Company had no operations and its only income was from interest income on its money market fund and short-term investments which are classified as cash and cash equivalents. General and administrative expenses for the six-month and three-month periods ending June 30, 2009 were $63,065 and $30,415, respectively, compared to $87,233 and $53,636 for the comparable periods of 2008; the decreases were primarily due to decreased professional fees.  The Company had interest income of $2,275 and a net loss of $60,790 during the six-month period ended June 30, 2009, compared with interest income of $19,975 and a net loss of $67,258 during the comparable period of 2008.  The Company had interest income of $2,075 and a net loss of $28,340 during the three-month period ended June 30, 2009, compared with interest income of $7,857 and a net loss of $45,779 during the comparable period of 2008.  The interest income decrease was due to lower interest rates and a decrease in cash and cash equivalent balances.

Commencing November 1, 2007, the Company’s Board agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash and cash equivalents balance as of June 30, 2009 of $1,712,469.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At June 30, 2009, the Company had cash and cash equivalents of approximately $1,712,500.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  Working capital at June 30, 2009 was approximately $1,701,600.  Management believes that its cash and cash equivalents are sufficient for its business development activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash of approximately $57,300 and $54,500 were used in operations during the six-month periods ended June 30, 2009 and 2008, respectively.

No cash flows were used or provided by investing activities for each of the periods presented.

No cash proceeds were provided by financing activities during the six-month period ended June 30, 2009.  During the six-month period ended June 30, 2008, $1,500 was used to pay cash dividends in lieu of fractional shares of Preferred Stock.

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

None.

Item 3.                                    Defaults upon Senior Securities.

None.

Item 4.                                    Submission of Matters to a Vote of Security Holders.

The Company’s annual meeting of shareholders was held on June 2, 2009.  The following two matters were voted upon and approved by the Company’s shareholders:

               (1)               The shareholders approved the election of the following individuals as directors of the Company:

Name	For	Withheld
Allen T. McInnes	21,669,961	119,114
William J. Barrett	21,742,462	46,613
Herbert M. Gardner	21,742,462	46,613
Edward L. Flynn	21,715,860	73,215

(2)                                  The shareholders approved, with 21,716,395 affirmative votes, 154 negative votes, and 72,526 abstentions, the proposal to ratify the selection of Parente Randolph, LLC as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

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

CHASE PACKAGING CORPORATION

Date: August 6, 2009	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: August 6, 2009	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)