Form 10-Q
period 2009-09-30
CHASE PACKAGING CORP
filed 2009-11-16
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2009
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets – September 30, 2009 (Unaudited) and December 31, 2008	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2009) and the Nine and Three Months Ended September 30, 2009 and 2008	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2009) and the Nine Months Ended September 30, 2009 and 2008	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4	Controls and Procedures	12

PART II	Other Information	13

EXHIBITS		14

SIGNATURES		16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
- ASSETS -

CURRENT ASSETS:

Cash and cash equivalents	$1,687,505	$1,769,739

TOTAL ASSETS	$1,687,505	$1,769,739

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$450	$7,354

TOTAL CURRENT LIABILITIES	450	7,354

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; 4,000,000 authorized: Series A 10% Convertible; 50,000 authorized; 15,536 shares issued and outstanding; liquidation preference of $1,553,600	15,536	15,536
Common stock, $.10 par value, 200,000,000 authorized; 15,536,275 shares issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,082,647	4,082,647
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(338,635)	(263,305)
TOTAL SHAREHOLDERS’ EQUITY	1,687,055	1,762,385

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,687,505	$1,769,739

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Nine Months Ended September 30,		Three Months Ended September 30,
	2009)	2009	2008	2009	2008

NET SALES	$—	$—	$—	$—	$—

EXPENSES:
General and administrative expenses	388,348	77,840	138,564	14,776	51,331
LOSS FROM OPERATIONS	(388,348)	(77,840)	(138,564)	(14,776)	(51,331)

OTHER INCOME (EXPENSE)
Interest expense	(8,591)	—	—	—	—
Interest and other income	58,304	2,510	27,634	236	7,658
TOTAL OTHER INCOME	49,713	2,510	27,634	236	7,658

LOSS BEFORE INCOME TAXES	(338,635)	(75,330)	(110,930)	(14,540)	(43,673)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(338,635)	$(75,330)	$(110,930)	$(14,540)	$(43,673)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$(.01)	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Nine Months Ended September 30,
	2009)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(338,635)	$(75,330)	$(110,930)

Change in assets and liabilities:
Accounts payable and accrued expenses	(14,729)	(6,904)	7,714
Net cash (used in) operating activities	(353,364)	(82,234)	(103,216)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends in lieu of preferred stock	(3,150)	—	(1,491)
Net cash provided by (used in) financing activities	2,029,208	—	(1,491)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,675,844	(82,234)	(104,707)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,769,739	1,960,333

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,687,505	$1,687,505	$1,855,626

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$1,718	$—	$994
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2009

(Unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION:

Chase Packaging Corporation (the “Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, manufactured polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies.

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2009, and results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full fiscal year or any future periods. We have evaluated subsequent events for recognition or disclosure through November 16,  2009, which was the date we filed this Form 10-Q with the SEC.

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

We have excluded 22,445,000 and 21,721,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the periods ended September 30, 2009 and 2008, respectively, which, if included, would have an antidilutive effect.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 320-10-65, Investments – Debt and Equity Securities – Overall – Transition and Open Effective Date Information (“ASC 320-10-65). ASC 320-10-65 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to ASC 320-10-65, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under ASC 320-10-65, if OTTI has been incurred, and it is more likely than not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The total OTTI, which includes both credit and non-credit losses, is presented gross in the Company’s statements of operations and is reduced by the non-credit loss amount of the total OTTI that is recognized in AOCI. There was no initial effect of adoption on April 1, 2009 as the Company has no securities other than temporarily impaired.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s results of operations or financial condition.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition. See Note 9 for additional disclosures included in accordance with ASC 825-10-65.

Effective April 1, 2009, the Company adopted FASB ASC 855-10, Subsequent Events – Overall (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through November 16, 2009, the date the financial statements were issued.

In June 2009, the FASB issued authoritative guidance amending the accounting for the transfers of financial assets. Key provisions include (i) the removal of the concept of qualifying special purpose entities, (ii) the introduction of the concept of a participating interest, in circumstances in which a portion of a financial asset has been transferred, and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Furthermore, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective for the Company beginning January 1, 2010, and is required to be applied prospectively. The Company is currently assessing the impact this may have on its financial statements, if any.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (“VIEs”). The model for determining which enterprise has a controlling financial interest and is the primary beneficiary of a VIE has changed significantly under the new guidance. Furthermore, this guidance requires that companies continually evaluate VIEs for consolidation, rather than assessing based upon the occurrence of triggering events. This revised guidance also requires enhanced disclosures about how a company’s involvement with a VIE affects its financial statements and exposure to risks. This guidance is effective for the Company beginning January 1, 2010. The Company is currently assessing the impact this may have on its financial statements, if any.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

NOTE 4 - 2007 PRIVATE PLACEMENT UNITS (“UNIT”):

On September 7, 2007, the Company completed a private placement pursuant to which 13,334 units (the “Units”) were sold at a per Unit cash purchase price of $150, for a total subscribed amount of $2,000,100. Each Unit consists of: (1) one share of Series A 10% convertible preferred stock, par value $1.00, stated value $100 (the “Preferred Stock”); (2) 500 shares of the Company’s common stock, par value $0.10 (the “Common Stock”); and (3) 500 warrants (the “Warrants”) exercisable into Common Stock on a one-for-one basis.

Each Warrant contained in a Unit has a term of five years during which such Warrant may be exercised, at $0.15 per share, for one share of the Company’s Common Stock. A total of 6,605 Units were purchased by related parties, including significant shareholders. The exercise price of the Warrants is subject to adjustment to reflect recapitalizations, stock dividends, mergers, stock splits, and similar events that would otherwise dilute the relative number of shares of Common Stock for which the Warrants may be exercised.

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

There are 4,000,000 shares of Preferred Stock currently authorized for issuance. At the discretion of the Company’s Board of Directors, the Company may pay to the holders of the Preferred Stock a semi-annual dividend of ten percent payable in cash or in kind (i.e., in additional shares of Preferred Stock) or any combination thereof. The holder of each share of Preferred Stock has one vote for each underlying share of Common Stock as if such Preferred Stock had been converted. At any time prior to conversion, the Company’s Board of Directors may redeem any portion or all of the Preferred Stock at a price of $100 per share of Preferred Stock. Each share of Preferred Stock will have a liquidation value of $100 per share. At any time after August 2, 2011, the holders of 66 2/3% or more of the shares of Preferred Stock then outstanding may request the liquidation of their Preferred Stock. In the event that, at the time of such requested liquidation, the Company’s cash funds (in excess of a $50,000 reserve fund) then available to effect such liquidation are inadequate for such purpose, the requested liquidation shall take place (on a pro-rata basis) only to the extent such excess cash funds are available for such purpose. In the event of a merger transaction approved by the holders of the Common Stock, the holders of the Preferred Stock will have the right to a cash payment of $100 per share in connection with such merger, or the Preferred Stock will be automatically converted at the then applicable conversion rate.

There was no beneficial conversion feature recorded since the Common Stock was selling for less than $0.10 per share (which approximated fair value) at the time of the closing.

Legal and professional fees of approximately $38,000 were incurred in connection with this private placement transaction resulting in net proceeds of approximately $1,962,000.

NOTE 5 – DIVIDENDS:

On May 8, 2008, the Company announced that the Board of Directors had declared a five percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for the period commencing September 7, 2007.  Shareholders of record as of May 23, 2008 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable May 30, 2008.  As of May 8, 2008, the Company had 13,818

NOTE 5 – DIVIDENDS (Continued):

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

NOTE 6 - PRIOR STOCK SUBSCRIPTION:

In July of 2002, the Company received $8,000 ($0.01 per share) as payment for 800,000 shares of Common Stock which were never issued.  Through September 7, 2007 (the date of the closing of the private placement), the $8,000 accrued $2,200 in compounded interest, which management recorded due to the non-issuance of shares for a five-year period. The Board of Directors of the Company approved the issuance on September 7, 2007 of 68 Private Placement Units (see Note 4) in exchange for the $10,200 of cash previously received and accrued interest.

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

NOTE 8 - SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company, are eligible to participate in the 2008 Plan.   As of September 30, 2009, no options had been issued under the 2008 Plan.

NOTE 8 - SHAREHOLDERS’ EQUITY (Continued):

On June 3, 2008, the Company’s shareholders approved an amendment to the Articles of Incorporation and increased the number of authorized shares of the Common Stock from 25,000,000 to 200,000,000.

NOTE 9 - FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, the Company adopted ASC 820-10, Fair Value Measurements, as it applies to its financial instruments. ASC 820-10 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. ASC820-10 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value as permitted.

Under ASC 820-10, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. ASC 820-10 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. ASC 820-10 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

The following table provides information on those assets measured at fair value on a recurring basis.

		Fair Value Measurement at Reporting Date Using
	Carrying Amount In Balance Sheet September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money Market Fund	$1,675,362	$1,675,362	$—	$—

The fair value of the Money Market Fund was based upon the net asset value of shares held by the Company as of September 30, 2009.

NOTE 10 – SUBSEQUENT EVENT:

On November 2, 2009, the Company’s Board of Directors announced a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock.  Shareholders of record as of November 16, 2009 will

NOTE 10 – SUBSEQUENT EVENT (Continued):

receive the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2009.   As of November 2, 2009, the Company had 15,536 shares of Preferred Stock outstanding as a result of which the total dividend to be paid will consist of 1,542 shares of Series A Preferred Stock with a fair value of $154,200 and $1,160 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the $1,160 of cash and $1,542 par value of Preferred Stock dividend totaling $2,702 will be charged against Additional Paid-in Capital.

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

Results of Operations

During the nine months and three months ended September 30, 2009, the Company had no operations and its only income was from interest income on its money market fund classified as cash and cash equivalents. General and administrative expenses for the nine-month and three-month periods ended September 30, 2009 were $77,840 and $14,776, respectively, compared to $138,564 and $51,331 for the comparable periods of 2008; the decreases were primarily due to decreased professional fees.  The Company had interest income of $2,510 and a net loss of $75,330 during the nine-month period ended September 30, 2009, compared with interest income of $27,634 and a net loss of $110,930 during the comparable period of 2008.  The Company had interest income of $236 and a net loss of $14,540 during the three-month period ended September 30, 2009, compared with interest income of $7,658 and a net loss of $43,673 during the comparable period of 2008.  The interest income decrease was due to lower interest rates and a decrease in cash and cash equivalent balances.

Commencing November 1, 2007, the Company’s Board agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash and cash equivalents balance as of September 30, 2009 of $1,687,505.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At September 30, 2009, the Company had cash and cash equivalents of approximately $1,687,500.  Cash and cash equivalents consist of cash held in a bank and at a brokerage firm.  Working capital at September 30, 2009 was approximately $1,687,000.  Management believes that the Company’s cash and cash equivalents are sufficient for its business development activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash of approximately $82,200 and $103,200 were used in operations during the nine-month periods ended September 30, 2009 and 2008, respectively.

No cash flows were used or provided by investing activities for each of the periods presented.

No cash proceeds were provided by or used in financing activities during the nine-month period ended September 30, 2009.  During the nine-month period ended September 30, 2008, $1,491 was used to pay cash dividends in lieu of fractional shares of Preferred Stock.

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

CHASE PACKAGING CORPORATION

Date: November 16, 2009	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: November 16, 2009	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)