Form 10-K
period 2009-12-31
CHASE PACKAGING CORP
filed 2010-03-30
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed).Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second  fiscal quarter was $959,837.

Number of shares of common stock outstanding as of March 24, 2010:  15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2010 annual meeting of shareholders — Part III

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

Post-Liquidation Operations

Since 1999, the Board of Directors has devoted its efforts to establishing a new business or engaging in a merger or other reorganization transaction and, accordingly, the Company is being treated as a development stage company in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 915 effective January 1, 1999.

The Company closed a private placement of 13,334 Units on September 7, 2007.  Each Unit was sold for  $150 and consisted of:  one  share of Series A 10% Convertible Preferred Stock ($100 stated value) convertible into 1,000 shares of the Company’s common stock (the “common stock”); 500 shares of common stock; and 500 five-year warrants, each warrant exercisable for one share of common stock at $0.15 per share.  Gross proceeds from the offering were $2,000,100, expenses of the offering were approximately $38,000, and net proceeds were approximately $1,962,000.

ITEM 1A.           RISK FACTORS.

The expenses related to identifying a target business and to complete a business combination will increase our losses.

Until presented with a specific opportunity for a business combination, we will be unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination.  Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital otherwise available to complete a business combination and thereafter operate the acquired business.  We cannot provide assurance that we will be successful in identifying a target business and completing a business combination on terms favorable to our shareholders, if at all.

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

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “CPKA.”  American Stock Transfer and Trust Company has determined that there were approximately 282 holders of record on December 31, 2009.  Trading volume in the Company’s securities has been nominal.  The last reported high and low prices on December 31, 2009 were $0.24 and $0.15, respectively, and the last trade was $0.15.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2009 and December 31, 2008 are displayed in the following table:

	2009 Market Price		2008 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.10	$0.10	$0.25	$0.20
June 30	$0.10	$0.10	$0.25	$0.05
September 30	$0.25	$0.25	$0.25	$0.12
December 31	$0.24	$0.15	$0.51	$0.02

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6.          SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

During 2009, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.  General and administrative expenses were $94,880 in fiscal 2009 compared to $207,667 in fiscal 2008. The additional expenses of $112,787 in 2008 were primarily due to professional fees incurred in connection with the filing of a Form S-1 registration statement. The Company had fiscal 2009 interest and other income of $2,720, and a net loss of ($92,160), compared with interest and other income of $31,476, and a net loss of ($176,191) for fiscal 2008.

Liquidity and Capital Resources

At December 31, 2009, the Company had cash and cash equivalents of approximately $1,671,600.  Cash and cash equivalents consist of money market funds and U.S. Treasury Bills.  Working capital at December 31, 2009 was approximately $1,669,000.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $97,000 was used in operations during fiscal 2009, a decrease of approximately $90,000 over the $187,000 used in operations during fiscal 2008.  This decrease resulted primarily from legal fees associated with submitting to the Securities and Exchange Commission a Form S-1 registration statement during 2008.

No cash flows were used or provided by investing activities for each of the periods presented.

Net cash of approximately $1,100 was used in financing activities during fiscal 2009, a decrease of approximately $2,000 over approximately $3,100 provided by financing activities during fiscal 2008.

New Authoritative Pronouncements

See Note 2, “Summary of Significant Accounting Policies,” in the notes to the financial statements in Item 8 for a full description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009 and the amounts in the cumulative from inception column in the statements of operations and cash flows from January 1, 1999 to December 31, 2009. Chase Packaging Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 and the amounts in the cumulative from inception column in the statements of operations and cash flows from January 1, 1999 to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

New York, New York

March 30, 2010

CHASE PACKAGING CORPORATION

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	2009	2008

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,671,574	$1,769,739

TOTAL ASSETS	$1,671,574	$1,769,739

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,509	$7,354

TOTAL CURRENT LIABILITIES	2,509	7,354

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 shares authorized; Series A 10% Convertible Preferred stock; 50,000 shares authorized; 17,078 and 15,536 shares issued and outstanding in 2009 and 2008, respectively; liquidation preference of $1,707,800 and $1,553,600 in 2009 and 2008, respectively	17,078	15,536
Common stock, $.10 par value 200,000,000 shares authorized; 15,536,275 shares issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,079,945	4,082,647
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(355,465)	(263,305)
TOTAL SHAREHOLDERS’ EQUITY	1,669,065	1,762,385

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,671,574	$1,769,739

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During the Development Stage (January 1, 1999 to	For the Year Ended December 31,
	December 31, 2009	2009	2008

NET SALES	$—	$—	$—

EXPENSES:

General and administrative expense	(405,387)	94,880	207,667

LOSS FROM OPERATIONS	(405,387)	(94,880)	(207,667)

OTHER INCOME (EXPENSE)

Interest expense	(8,591)	—	—
Interest and other income	58,513	2,720	31,476

TOTAL OTHER INCOME	49,922	2,720	31,476

LOSS BEFORE INCOME TAXES	(355,465)	(92,160)	(176,191)

Provision for income taxes	—	—	—

NET LOSS	$(355,465)	$(92,160)	$(176,191)

BASIC AND DILUTED LOSS PER COMMON SHARE		$(.01)	$(.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	15,536,275

The accompanying notes are an integral part of these financial statements.

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

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid- in	Common Stock	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total

Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	(12,707)	(12,707)

Balance at December 31, 2006	—	—	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(54,887)	(53,005)

Private placement	13,334	13,334	6,667,000	666,700	1,282,324	—	—	—	1,962,358

Prior stock subscription	68	68	34,000	3,400	6,732	(8,000)	—	—	2,200

Convertible debt	416	416	208,000	20,800	41,184	—	—	—	62,400

Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	(32,227)	(32,227)

Balance at December 31, 2007	13,818	13,818	15,536,275	1,553,628	4,087,515	—	(3,626,121)	(87,114)	1,941,726

Preferred shares issued as dividend	1,718	1,718	—	—	(1,718)	—	—	—	—

Cash in lieu of stock	—	—	—	—	(3,150)	—	—	—	(3,150)

Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	(176,191)	(176,191)

Balance at December 31, 2008	15,536	15,536	15,536,275	1,553,628	4,082,647	—	(3,626,121)	(263,305)	1,762,385

Preferred shares issued as dividend	1,542	1,542	—	—	(1,542)	—	—	—	—

Cash in lieu of stock	—	—	—	—	(1,160)	—	—	—	(1,160)

Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	(92,160)	(92,160)

Balance at December 31, 2009	17,078	$17,078	15,536,275	$1,553,628	$4,079,945	$—	$(3,626,121)	$(355,465)	$1,669,065

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative During the Development Stage (January 1, 1999 to	For The Year Ended December 31,
	December 31, 2009)	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(355,465)	$(92,160)	$(176,191)

Change in assets and liabilities:
Accounts payable and accrued expenses	(12,670)	(4,845)	(11,253)
Net cash used in operating activities	(368,135)	(97,005)	(187,444)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends paid on preferred stock	(4,310)	(1,160)	(3,150)
Net cash provided by (used in) financing activities	2,028,048	(1,160)	(3,150)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,659,913	(98,165)	(190,594)

Cash and cash equivalents, at beginning of period	11,661	1,769,739	1,960,333

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,671,574	$1,671,574	$1,769,739

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

Interest	$—	$—	$—
Income taxes	$—	$—	$—

Preferred stock issued as stock dividend	$3,260	$1,542	$1,718
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE   1   -          BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies.

Since January 1, 1999, the Board of Directors of the Company has been devoting its efforts to establishing a new business and, accordingly, the Company is being treated as a development stage company in accordance with FASB’s ASC 915.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions.  As of December 31, 2009, and 2008 the Company had  cash and cash equivalents held in financial institutions in excess of Federal Deposit Insurance Corporation limits in the amount of  approximately $1,172,000 and $1,520,000, respectively.

The Company’s cash equivalents include investments in U.S. Treasury Bills. Because of the short maturity nature of these financial instruments, which typically mature in approximately 28 days, they are held to maturity and valued at amortized cost, which approximates fair value.  The aggregate fair value of investments in U.S. Treasury Bills classified as cash equivalents at December 31, 2009 and 2008 was $1,033,000 and $1,132,000, respectively.

Income Taxes

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured assuming enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE   2   -          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Income Taxes (continued):

On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation of, “Accounting for Uncertainty in Income Taxes.”  There was no impact on the Company’s financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing this guidance. At the adoption date of January 1, 2007 and at December 31, 2009 and 2008, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Basic and Diluted Net Loss Per Share:

Basic loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of common shares outstanding plus the dilutive effect of shares issuable through the exercise of Common Stock equivalents.

We have excluded 23,987,000 and 22,445,000 Common Stock equivalents (warrants) from the calculation of diluted loss per share for the years ended December 31, 2009 and 2008, respectively, which, if included, would have an antidilutive effect.

Recently Issued Accounting Pronouncements Affecting the Company:

Codification

In July 2009, the FASB’s Accounting Standards Codification (ASC) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“US-GAAP” or “GAAP”) in the United States. This guidance is contained in ASC Topic 105 “Generally Accepted Accounting Principles.” The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission. This guidance is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of this guidance as of September 30, 2009. The Company’s accounting policies were not affected by the conversion to the ASC. However, references to specific accounting standards have been changed to refer to the appropriate section of the ASC.

Fair Value Measurements

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance is contained in ASC Topic 820 “Fair Value Measurements and Disclosures.” This guidance does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. The effective date of this guidance for financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis was January 1, 2008, and the Company did adopt the provisions of this guidance at that time as it related to financial assets and liabilities recognized or disclosed at fair value on a recurring basis. Effective January 1, 2009, pursuant to this guidance, the Company adopted the provisions of this guidance as it relates to non financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of this guidance had no impact on the Company’s financial statements.

In April 2009, the FASB issued guidance that extends the disclosure requirements regarding the fair value of financial instruments to interim financial statements of publicly traded companies.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE   2   -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recently Issued Accounting Pronouncement Affecting the Company (continued):

This guidance is primarily contained in ASC Topic 825 “Financial Instruments” and ASC Topic 270 “Interim Reporting.” This guidance is effective for interim periods ending after June 15, 2009. The Company adopted the provisions of this guidance as of June 30, 2009. The adoption of this guidance had no impact on the Company’s financial statements.

Subsequent Events

In May 2009, the FASB issued guidance that is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This guidance is contained in ASC Topic 855 “Subsequent Events.” It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of this guidance as of June 30, 2009.

In February 2010, FASB revised the authoritative guidance related to subsequent events. The Company is required to evaluate subsequent events through the date the financial statements are issued. The Company is not required to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance for the Company for the period ended December 31, 2009. Since this guidance is not intended to significantly change the current practice of reporting subsequent events, it did not have an impact on the Company’s results of operations, cash flows or financial positions.

Consolidation of Variable Interest Entities

In June 2009, an update was made to “Consolidation — Consolidation of Variable Interest Entities.” Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a Company’s involvement in VIEs. This update became effective for the Company on January 1, 2010. The Company is evaluating the impact that this guidance will have on its financial statements, if any.

Business Combinations

In December 2007, the FASB revised the authoritative guidance for business combinations. Transaction costs are now required to be expensed as incurred and adjustments to the acquired entity’s deferred tax assets and uncertain tax position balances occurring outside the measurement period are recorded as a component of income tax expense, rather than goodwill, among other changes.

In April 2009, the FASB revised the authoritative guidance related to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Generally, assets acquired and liabilities assumed in a business combination that arise from contingencies must be recognized at fair value at the acquisition date. This guidance was effective for the Company as of January 1, 2009. As this guidance is applied prospectively to business combinations with an acquisition date on or after the

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE   2   -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recently Issued Accounting Pronouncement Affecting the Company (continued):

date the guidance became effective, the impact to the Company cannot be determined until the transactions occur.

NOTE   3   -        INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2009 and 2008, due to the Company’s operating losses.  At December 31, 2009 and 2008, the Company has unused net operating loss carry-forwards of approximately $3,600,000 and $3,500,000 which expire at various dates through 2029.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2009 and 2008, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	2009	2008
Deferred tax assets and valuation allowances consist of:

Deferred tax assets:
Net operating loss carry forwards	$1,242,000	$1,205,000

Less valuation allowance	(1,242,000)	(1,205,000)
Net deferred tax assets	$—	$—

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2006 through 2009 are open and potentially subject to examination by the Federal and Texas state taxing authorities.

NOTE   4   -        2007 PRIVATE PLACEMENT UNITS (“UNITS”):

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

Each warrant contained in a Unit has a term of five years during which such warrant may be exercised, at $0.15 per share, into one share of Common Stock. A total of 6,605 Units were purchased by related parties, including significant shareholders. The exercise price of the Warrants is subject to adjustment to reflect recapitalizations, stock dividends, mergers, stock splits, and similar events that would otherwise dilute the relative number of shares of Common Stock into which the Warrants may be exercised.

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

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE   4   -        2007 PRIVATE PLACEMENT UNITS (“UNIT”)(continued):

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

On November 7, 2008, the Company announced that the Board of Directors had declared a five percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Shareholders of record as of November 17, 2008 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2008.  As of November 6, 2008, the Company had 14,812 shares of Series A Preferred Stock outstanding; the total dividend paid consisted of 724 shares of Series A Preferred Stock with a fair value of $72,400 and $1,660 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the $1,660 of cash and $724 par value of Preferred Stock dividend totaling $2,384 was charged against Additional Paid-in Capital.

On November 2, 2009, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock.  Shareholders of record as of November 16, 2009 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2009.   As of November 2, 2009, the Company had 15,536 shares of Preferred Stock outstanding; the total dividend paid consisted of 1,542 shares of Series A Preferred Stock with a fair value of $154,200 and $1,160 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the $1,160 of cash and $1,542 par value of Preferred Stock dividend totaling $2,702 was charged against Additional Paid-in Capital.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE   6   -        SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan. As of December 31, 2009 no options had been issued under the 2008 Plan.

On June 3, 2008, the Company adopted an amendment to its Articles of Incorporation and increased the number of authorized shares of the Common Stock from 25,000,000 to 200,000,000.

NOTE   7   -        FAIR VALUE MEASUREMENTS:

The Company adopted FASB’s ASC 820, “Fair Value Measurements,” as it applies to its financial instruments, and FASB’s ASC 820, “The Fair Value Option for Financial Assets and Financial Liabilities” — including an amendment which defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements, which permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

Under ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. ASC 820 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. ASC 820 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2009 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consists of money market funds and treasury bills — marked to market. The Company’s money market funds and treasury bills are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

NOTE   7   -        FAIR VALUE MEASUREMENTS (continued):

The following tables provide information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, respectively.

	Carrying Amount Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2009	2009	Level 1	Level 2	Level 3
Assets:

Money Market Funds	$633,000	$633,000	$633,000	$—	$—
Treasury Bills	$1,033,000	$1,033,000	$1,033,000	$—	$—

	Carrying Amount Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2008	2008	Level 1	Level 2	Level 3
Assets:

Money Market Funds	$631,000	$631,000	$631,000	$—	$—
Treasury Bills	$1,132,000	$1,132,000	$1,132,000	$—	$—

NOTE 8   -          COMMITMENTS AND CONTINGENCIES:

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

Our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

CHASE PACKAGING CORPORATION

Date: March 30, 2010	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2010	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: March 30, 2010	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary

Date: March 30, 2010	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: March 30, 2010	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: March 30, 2010	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 30, 2010	By:	/s/ Wayne Whitener
Wayne Whitener
Director