Form 10-Q
period 2010-03-31
CHASE PACKAGING CORP
filed 2010-05-12
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2010
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets - March 31, 2010 (Unaudited) and December 31, 2009	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2010) and the Three Months Ended March 31, 2010 and 2009	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2010) and the Three Months Ended March 31, 2010 and 2009	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	11

ITEM 4	Controls and Procedures	11

PART II	Other Information	11

EXHIBITS INDEX		12

SIGNATURES		14

EXHIBITS		15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,658,682	$1,671,574

TOTAL ASSETS	$1,658,682	$1,671,574

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$16,626	$2,509

TOTAL CURRENT LIABILITIES	16,626	2,509

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 4,000,000 shares authorized:
Series A 10% Convertible Preferred stock; 50,000 shares authorized; 17,078 shares issued and outstanding in 2010 and 2009; liquidation preference of $1,707,800 in 2010 and 2009	17,078	17,078
Common stock, $.10 par value, 200,000,000 shares authorized; 15,536,275 shares issued and outstanding in 2010 and 2009	1,553,628	1,553,628
Additional paid-in capital	4,079,945	4,079,945
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(382,474)	(355,465)
TOTAL SHAREHOLDERS’ EQUITY	1,642,056	1,669,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,658,682	$1,671,574

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2010)	2010	2009

NET SALES	$—	$—	$—

EXPENSES:
General and administrative expenses	432,603	27,216	32,650

LOSS FROM OPERATIONS	(432,603)	(27,216)	(32,650)

OTHER INCOME (EXPENSE)

Interest expense	(8,591)	—	—
Interest and other income	58,720	207	200

TOTAL OTHER INCOME	50,129	207	200

LOSS BEFORE INCOME TAXES	(382,474)	(27,009)	(32,450)

Provision for income taxes	—	—	—

NET LOSS	$(382,474)	$(27,009)	$(32,450)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2010)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(382,474)	$(27,009)	$(32,450)

Change in assets and liabilities:
Accounts payable and accrued expenses	1,447	14,117	18,179
Net cash (used in) operating activities	(381,027)	(12,892)	(14,271)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends paid on preferred stock	(4,310)	—	—
Net cash provided by financing activities	2,028,048	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,647,021	(12,892)	(14,271)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,671,574	1,769,739

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,658,682	$1,658,682	$1,755,468
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$3,260	$—	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 1 — OPERATIONS AND BASIS OF PRESENTATION:

Chase Packaging Corporation (the “Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications and polypropylene mesh fabric bags for agricultural use and distributed agricultural packaging manufactured by other companies.

Since January 1, 1999, the Board of Directors of the Company has devoted its efforts to establishing a new business and, accordingly, the Company is considered to be a development stage company in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 915.

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, as applicable, have been made. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

We have excluded 23,987,000 and 22,445,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the three months ended March 31, 2010 and 2009, respectively, which, if included, would have an antidilutive effect.

NOTE 3 -   RECENT ACCOUNTING PRONOUNCEMENTS:

Fair Value Measurements

The Company has adopted the provisions of FASB’s ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•                  A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•                  In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•                  For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•                  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.  The adoption of the first part of the guidance had no material effect on the Company’s financial position, results of operations, or cash flows.  The guidance related to presentation of Level 3 fair value measurements is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

Subsequent Events

The Company has also adopted the provisions of the FASB ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes that these amendments remove potential conflicts with the SEC’s literature.

In addition, the amendments in the ASU require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date.  This guidance was effective immediately.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations, or cash flows.

Consolidation of Variable Interest Entities

In June 2009, FASB updated its guidance regarding “Consolidation — Consolidation of Variable Interest Entities.” Among other things, the update replaces the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a Company’s involvement in VIEs. This update became effective for the Company on January 1, 2010.  The adoption of this guidance had no material effect on the Company’s financial position, results of operations, or cash flows.

Transfer of Financial Assets

In June 2009, the FASB issued authoritative guidance amending the accounting for the transfers of financial assets. Key provisions include:  (i) the removal of the concept of qualifying special purpose entities; (ii) the introduction of the concept of a participating interest in circumstances in which a portion of a financial asset has been transferred; and (iii) the requirement that to qualify for sale accounting, the transferor must evaluate whether it maintains effective control over transferred financial assets either directly or indirectly. Furthermore, this guidance requires enhanced disclosures about transfers of financial assets and a transferor’s continuing involvement. This guidance is effective for the Company beginning January 1, 2010, and is required to be applied prospectively. The adoption of this guidance had no material effect on the Company’s financial position, results of operations, or cash flows.

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

There are 4,000,000 shares of Preferred Stock currently authorized for issuance. At the discretion of the Company’s Board of Directors, the Company may pay to the holders of the Preferred Stock a semi-annual dividend of ten percent payable in cash or in kind (i.e., in additional shares of Preferred Stock) or any combination thereof. The holder of each share of Preferred Stock has one vote for each underlying share of Common Stock as if such Preferred Stock had been converted. At any time prior to conversion, the Company’s Board of Directors may redeem any portion or all of the Preferred Stock at a price of $100 per share of Preferred Stock. Each share of Preferred Stock has a liquidation value of $100 per share. At any time after August 2, 2011, the holders of 66 2/3% or more of the shares of Preferred Stock then outstanding may request the liquidation of their Preferred Stock. In the event that, at the time of such requested liquidation, the Company’s cash funds (in excess of a $50,000 reserve fund) then available to effect such liquidation are inadequate for such purpose, the requested liquidation shall take place (on a pro-rata basis) only to the extent such excess cash funds are available for such purpose. In the event of a merger transaction approved by the holders of the Common Stock, the holders of the Preferred Stock will have the right to a cash payment of $100 per share in connection with such merger, or the Preferred Stock will be automatically converted at the then applicable conversion rate. There was no beneficial conversion feature recorded since the Common Stock was selling for less than $0.10 per share at the time of the closing (which approximated fair value).

Legal and professional fees of approximately $38,000 were incurred in connection with this private placement transaction resulting in net proceeds of approximately $1,962,000.

NOTE 5 — DIVIDENDS:

On November 2, 2009, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock.  Shareholders of record as of November 16, 2009, received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2009.   As of November 2, 2009, the Company had 15,536 shares of Preferred Stock outstanding; the total dividend paid consisted of 1,542 shares of Series A Preferred Stock with a fair value of $154,200 and $1,160 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the $1,160 of cash and $1,542 par value of Preferred Stock dividend totaling $2,702 were charged against Additional Paid-in Capital.

NOTE 6 - SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008, and will terminate on April 8, 2018.  Subject to certain adjustments, 2,000,000 shares of Common Stock may be issued pursuant to awards under the 2008 Plan.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of:  (i) 50,000 shares may be granted to a participant in the form of stock options; and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company, are eligible to participate in the 2008 Plan.   As of March 31, 2010, no options had been issued under the 2008 Plan.

NOTE 7 - FAIR VALUE MEASUREMENTS:

The Company adopted FASB’s ASC 820 “Fair Value Measurements” as it applies to its financial instruments, and FASB’s ASC 820 “The Fair Value Option for Financial Assets and Financial Liabilities” (including an amendment which defines fair value), which outline a framework for measuring fair value and detail the required disclosures about fair value measurements, which permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. ASC 820 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the three months ended March 31, 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds and treasury bills — marked to market. The Company’s money market funds and treasury bills are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet March 31, 2010	Fair Value March 31, 2010	Fair Value Measurement Using
	(unaudited)	(unaudited)	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,656,000	$1,656,000	$1,656,000	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2009	2009	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$633,000	$633,000	$633,000	$—	$—
Treasury Bills	$1,033,000	$1,033,000	$1,033,000	$—	$—

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

You should read the following discussion and analysis in conjunction with the financial statements of the Company, and notes thereto, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of management.  The Company assumes no obligations to update any of these forward-looking statements.

Results of Operations

During the quarter ended March 31, 2010, the Company had no operations, and its only income was from interest income on its money market funds classified as cash and cash equivalents. General and administrative expenses for the three-month periods ended March 31, 2010 and 2009 were $27,216 and $32,650, respectively.  The Company had interest income of $207 and a net loss of $27,009 during the three-month period ended March 31, 2010, compared with interest income of $200 and a net loss of $32,450 during the comparable period of 2009.  The low interest income was due to lower interest rates.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash and cash equivalents balance as of March 31, 2010 of $1,658,682.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At March 31, 2010, the Company had cash and cash equivalents of approximately $1,659,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  Working capital at March 31, 2010 was approximately $1,642,000.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash used in operating activities amounted to approximately $12,900 for the three-month period ended March 31, 2010 and approximately $14,300 for the three-month period ended March 31, 2009.

No cash flows were used or provided by investing activities during the first quarter of 2010 or during the first quarter of 2009.

No cash proceeds were provided by financing activities during the first quarter of 2010 or during the first quarter of 2009.

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

Item 4.                                   Reserved.

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

CHASE PACKAGING CORPORATION

Date: May 12, 2010	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President, and Treasurer
(Principal Executive Officer)

Date: May 12, 2010	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)