Form 10-Q
period 2010-06-30
CHASE PACKAGING CORP
filed 2010-08-12
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(Registrant’s telephone number, including area code): (732) 741-1500

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2010
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page No

PART I	Financial Information:

ITEM 1.	Financial Statements:

	Condensed Balance Sheets — June 30, 2010 (Unaudited) and December 31, 2009	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2010) and the Six and Three Months Ended June 30, 2010 and 2009	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2010) and the Six Months Ended June 30, 2010 and 2009	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

ITEM 4.	Controls and Procedures.	9

PART II	Other Information	10

ITEM 1.	Legal Proceedings.	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

ITEM 3.	Defaults upon Senior Securities.	10

ITEM 4.	Reserved.	10

ITEM 5.	Other Information.	10

ITEM 6.	Exhibits.	10

SIGNATURES		12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)
- ASSETS -

CURRENT ASSETS:

Cash and cash equivalents	$1,620,302	$1,671,574

TOTAL ASSETS	$1,620,302	$1,671,574

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,559	$2,509

TOTAL CURRENT LIABILITIES	9,559	2,509

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred Stock; 50,000 shares authorized; 17,078 shares issued and outstanding in 2010 and 2009; liquidation preference of $1,707,800 in 2010 and 2009	17,078	17,078
Common stock, $.10 par value, 200,000,000 shares authorized; 15,536,275 shares issued and outstanding in 2010 and 2009	1,553,628	1,553,628
Additional paid-in capital	4,079,945	4,079,945
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(413,787)	(355,465)
TOTAL SHAREHOLDERS’ EQUITY	1,610,743	1,669,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,620,302	$1,671,574

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Six Months Ended June 30,		Three Months Ended June 30,
	June 30, 2010)	2010	2009	2010	2009

NET SALES	$—	$—	$—	$—	$—

EXPENSES:
General and administrative expenses	464,123	58,736	63,065	31,520	30,415
LOSS FROM OPERATIONS	(464,123)	(58,736)	(63,065)	(31,520)	(30,415)

OTHER INCOME (EXPENSE)
Interest expense	(8,591)	—	—	—	—
Interest and other income	58,927	414	2,275	207	2,075
TOTAL OTHER INCOME	50,336	414	2,275	207	2,075

LOSS BEFORE INCOME TAXES	(413,787)	(58,322)	(60,790)	(31,313)	(28,340)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(413,787)	$(58,322)	$(60,790)	$(31,313)	$(28,340)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Six Months Ended June 30,
	June 30, 2010)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(413,787)	$(58,322)	$(60,790)

Change in assets and liabilities:
Accounts payable and accrued expenses	(5,620)	7,050	3,520
Net cash (used in) operating activities	(419,407)	(51,272)	(57,270)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends in lieu of preferred stock	(4,310)	—	—
Net cash provided by financing activities	2,028,048	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,608,641	(51,272)	(57,270)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,671,574	1,769,739

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,620,302	$1,620,302	$1,712,469

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$3,260	$—	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

NOTE 1 — OPERATIONS AND BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, manufactured polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies.

Since January 1, 1999, the Board of Directors of the Company has been devoting its efforts to establish a new business and, accordingly, the Company is considered to be a development stage company in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 915.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2010, results of operations for the three- and six- month periods ended June 30, 2010 and 2009, and cash flows for the six-month periods ended June 30, 2010 and 2009, as applicable, have been made. The results of operations for the three- and six-month periods ended June 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

We have excluded 23,987,000 and 22,445,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the six and three months ended June 30, 2010 and 2009, respectively, which, if included, would have an antidilutive effect.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

In January of 2010, the FASB issued guidance which clarified that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend.  This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance had no impact on the Company’s financial statements.

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

Each Warrant contained in a Unit has a term of five years during which such Warrant may be exercised, at $0.15 per share, into one share of the Common Stock. A total of 6,605 Units were purchased by related parties, including significant shareholders. The exercise price of the Warrants is subject to adjustment to reflect recapitalizations, stock dividends, mergers, stock splits, and similar events that would otherwise dilute the relative number of shares of Common Stock into which the Warrants may be exercised.

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

NOTE 6 - SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008, and will terminate on April 8, 2018.  Subject to certain adjustments, 2,000,000 shares of Common Stock may be issued pursuant to awards under the 2008 Plan.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of:  (i) 50,000 shares may be granted to a participant in the form of stock options; and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company, are eligible to participate in the 2008 Plan.  As of June 30, 2010, no options had been issued under the 2008 Plan.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the six months ended June 30, 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

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

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet June 30, 2010	Fair Value June 30, 2010	Fair Value Measurement Using
	(unaudited)	(unaudited)	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,615,000	$1,615,000	$1,615,000	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2009	2009	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$633,000	$633,000	$633,000	$—	$—
Treasury Bills	$1,033,000	$1,033,000	$1,033,000	$—	$—

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

Results of Operations

During the six months and three months ended June 30, 2010, the Company had no operations, and its only income was from interest income on its money market fund and short-term investments which are classified as cash and cash equivalents. General and administrative expenses for the six-month and three-month periods ending June 30, 2010 were $58,736 and $31,520, respectively, compared to $63,065 and $30,415 for the comparable periods of 2009.  The Company had interest income of $414 and a net loss of $58,322 during the six-month period ended June 30, 2010, compared with interest income of $2,275 and a net loss of $60,790 during the comparable period of 2009.  The Company had interest income of $207 and a net loss of $31,313 during the three-month period ended June 30, 2010, compared with interest income of $2,075 and a net loss of $28,340 during the comparable period of 2009.  The interest income decrease was due to lower interest rates and a decrease in cash and cash equivalent balances.

Due to the closing of a private placement of the Company’s securities in the third quarter of 2007, the Company had a cash and cash equivalents balance as of June 30, 2010 of $1,620,302.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At June 30, 2010, the Company had cash and cash equivalents of approximately $1,620,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  Working capital at June 30, 2010 was approximately $1,611,000.  Management believes that its cash and cash equivalents are sufficient for its business development activities for at least the next 12 months and for the costs of securing a merger or acquisition.

Net cash of approximately $51,300 and $57,300 were used in operations during the six-month periods ended June 30, 2010 and 2009, respectively.

No cash flows were used or provided by investing activities during the first and second quarters of 2010 or during the first and second quarters of 2009.

No cash proceeds were provided by financing activities during the six-month period ended June 30, 2010 or during the six-month period ended June 30, 2009.

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

CHASE PACKAGING CORPORATION

Date: August 12, 2010	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: August 12, 2010	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)