Form 10-Q
period 2010-09-30
CHASE PACKAGING CORP
filed 2010-11-12
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets — September 30, 2010 (Unaudited) and December 31, 2009	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2010) and the Nine and Three Months Ended September 30, 2010 and 2009	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2010) and the Nine Months Ended September 30, 2010 and 2009	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	10

ITEM 4	Controls and Procedures	10

PART II	Other Information	11

ITEM 1.	Legal Proceedings.	11

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	11

ITEM 3.	Defaults upon Senior Securities.	11

ITEM 4.	Reserved.	11

ITEM 5.	Other Information.	11

ITEM 6.	Exhibits.	11

SIGNATURES		13

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)
- ASSETS -

CURRENT ASSETS:

Cash and cash equivalents	$1,600,031	$1,671,574

TOTAL ASSETS	$1,600,031	$1,671,574

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,172	$2,509

TOTAL CURRENT LIABILITIES	4,172	2,509

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred Stock; 50,000 shares authorized; 17,078 shares issued and outstanding in 2010 and 2009; liquidation preference of $1,707,800 in 2010 and 2009	17,078	17,078
Common stock, $.10 par value, 200,000,000 authorized: 15,536,275 shares issued and outstanding in 2010 and 2009	1,553,628	1,553,628
Additional paid-in capital	4,079,945	4,079,945
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(428,671)	(355,465)
TOTAL SHAREHOLDERS’ EQUITY	1,595,859	1,669,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,600,031	$1,671,574

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Nine Months Ended September 30,		Three Months Ended September 30,
	2010)	2010	2009	2010	2009

NET SALES	$—	$—	$—	$—	$—

EXPENSES:
General and administrative expenses	479,219	73,832	77,840	15,096	14,776
LOSS FROM OPERATIONS	(479,219)	(73,832)	(77,840)	(15,096)	(14,776)

OTHER INCOME (EXPENSE)
Interest expense	(8,591)	—	—	—	—
Interest and other income	59,139	626	2,510	212	236
TOTAL OTHER INCOME	50,548	626	2,510	212	236

LOSS BEFORE INCOME TAXES	(428,671)	(73,206)	(75,330)	(14,884)	(14,540)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(428,671)	$(73,206)	$(75,330)	$(14,884)	$(14,540)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED		15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Nine Months Ended September 30,
	2010)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(428,671)	$(73,206)	$(75,330)

Change in assets and liabilities:
Accounts payable and accrued expenses	(11,007)	1,663	(6,904)
Net cash (used in) operating activities	(439,678)	(71,543)	(82,234)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends in lieu of preferred stock	(4,310)	—	—
Net cash provided by financing activities	2,028,048	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,588,370	(71,543)	(82,234)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,671,574	1,769,739

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,600,031	$1,600,031	$1,687,505

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$3,260	$—	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2010

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2010, results of operations for the three-  and nine-month periods ended September 30, 2010 and 2009, and cash flows for the nine-month periods ended September 30, 2010 and 2009, as applicable, have been made. The results of operations for the three-  and nine-month periods ended September 30, 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

We have excluded 23,987,000 and 22,445,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the periods ended September 30, 2010 and 2009, respectively, which, if included, would have an antidilutive effect.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

In January of 2010, the FASB issued guidance which clarified that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings (loss) per share prospectively and is not a stock dividend.  This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.  The adoption of this guidance had no impact on the Company’s interim condensed financial statements.

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

Each Warrant contained in a Unit has a term of five years during which such Warrant may be exercised, at $0.15 per share, for one share of the Common Stock. A total of 6,605 Units were purchased by related parties, including significant shareholders. The exercise price of the Warrants is subject to adjustment to reflect recapitalizations, stock dividends, mergers, stock splits, and similar events that would otherwise dilute the relative number of shares of Common Stock for which the Warrants may be exercised.

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

NOTE 6 - SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008, and will terminate on April 8, 2018.  Subject to certain adjustments, 2,000,000 shares of Common Stock may be issued pursuant to awards under the 2008 Plan.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of:  (i) 50,000 shares may be granted to a participant in the form of stock options; and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company, are eligible to participate in the 2008 Plan.   As of September 30, 2010, no options had been issued under the 2008 Plan.

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

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet September 30, 2010	Fair Value September 30, 2010	Fair Value Measurement Using
	(unaudited)	(unaudited)	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,587,000	$1,587,000	$1,587,000	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2009	2009	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$633,000	$633,000	$633,000	$—	$—
Treasury Bills	$1,033,000	$1,033,000	$1,033,000	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

Commencing November 1, 2007, the Company’s Board of Directors agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENT:

On November 1, 2010, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock.  Shareholders of record as of November 15, 2010, will receive the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2010.   As of November 1, 2010, the Company had 17,078 shares of Preferred Stock outstanding; the total dividend to be paid consists of 1,697 shares of Series A Preferred Stock with a fair value of $169,700 and $1,080 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the $1,080 of cash and $1,697 par value of Preferred Stock dividend totaling $2,777 will be charged against Additional Paid-in Capital.

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

Results of Operations

During the nine months and three months ended September 30, 2010, the Company had no operations and its only income was from interest income on its money market fund classified as cash and cash equivalents. General and administrative expenses for the nine-month and three-month periods ended September 30, 2010 were $73,832 and $15,096, respectively, compared to $77,840 and $14,776 for the comparable periods of 2009.  The Company had interest income of $626 and a net loss of $73,206 during the nine-month period ended September 30, 2010, compared with interest income of $2,510 and a net loss of $75,330 during the comparable period of 2009.  The Company had interest income of $212 and a net loss of $14,884 during the three-month period ended September 30, 2010, compared with interest income of $236 and a net loss of $14,540 during the comparable period of 2009.  The interest income decrease was due to lower interest rates and a decrease in cash and cash equivalent balances.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash and cash equivalents balance as of September 30, 2010 of $1,600,031.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At September 30, 2010, the Company had cash and cash equivalents of approximately $1,600,000.  Cash and cash equivalents consist of cash held in a bank and at a brokerage firm.  Working capital at September 30, 2010 was approximately $1,596,000.  Management believes that the Company’s cash and cash equivalents are sufficient to meet its business development activities and declaration of dividends for at least the next 12 months and for the costs of acquiring an operating business.

Net cash of approximately $71,500 and $82,200 were used in operations during the nine-month periods ended September 30, 2010 and 2009, respectively.

No cash flows were used or provided by investing activities during the nine-month periods ended September 30, 2010 and 2009, respectively

No cash proceeds were provided by or used in financing activities during the nine-month periods ended September 30, 2010 and 2009, respectively

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

(b) Changes in Internal Controls over Financial Reporting.

In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: November 12, 2010	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: November 12, 2010	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)