Form 10-K
period 2010-12-31
CHASE PACKAGING CORP
filed 2011-03-31
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $479,919.

Number of shares of common stock outstanding as of March 30, 2011:  15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

Proxy statement for the 2011 annual meeting of shareholders — Part III

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

Post-Liquidation Operations

Since 1999, the Board of Directors has devoted its efforts to establishing a new business or engaging in a merger or other reorganization transaction and, accordingly, the Company is being treated as a development stage company in accordance with Statement of Financial Accounting Standards No. 7 effective January 1, 1999.

The Company closed a private placement of 13,334 units (the “Units”) on September 7, 2007.  Each Unit was sold for $150 and consisted of:  one share of Series A 10% Convertible Preferred Stock ($100 stated value) convertible into 1,000 shares of the Company’s common stock (the “common stock”); 500 shares of common stock; and 500 five-year warrants, each warrant exercisable for one share of common stock at $0.15 per share.  Gross proceeds from the offering were $2,000,100, expenses of the offering were approximately $38,000, and net proceeds were approximately $1,962,000.

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

The Company’s common stock trades in the Pink Sheets under the symbol “CPKA.”  American Stock Transfer and Trust Company has determined that there were approximately 270 holders of record on December 31, 2010.  Trading volume in the Company’s securities has been nominal.  The last reported high and low prices on December 31, 2010 were $0.08 and $0.08, respectively, and the last trade was $0.08.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2010 and December 31, 2009 are displayed in the following table:

	2010 Market Price		2009 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.14	$0.14	$0.10	$0.10
June 30	$0.05	$0.05	$0.10	$0.10
September 30	$0.15	$0.15	$0.25	$0.25
December 31	$0.08	$0.08	$0.24	$0.15

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

During 2010, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.  General and administrative expenses were $88,113 in fiscal 2010 compared to $94,880 in fiscal 2009.  The Company had fiscal 2010 interest and other income of $829, and a net loss of ($87,284), compared with interest and other income of $2,720, and a net loss of ($92,160) for fiscal 2009.

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of approximately $1,582,000 consisting mostly of money market funds.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $88,000 was used in operations during fiscal 2010, a decrease of approximately $9,000 over the $97,000 used in operations during fiscal 2009.

No cash flows were used or provided by investing activities for each of the periods presented.

Net cash of approximately $1,200 was used in financing activities during both fiscal years 2010 and 2009.

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

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended and for the period from January 1, 1999 (inception), to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and from January 1, 1999 (inception), to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

ParenteBeard LLC

New York, New York

March 31, 2011

CHASE PACKAGING CORPORATION

(A Development Stage Company)

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009

- ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$1,581,989	$1,671,574

TOTAL ASSETS	$1,581,989	$1,671,574

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,388	$2,509
TOTAL CURRENT LIABILITIES	1,388	2,509

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 18,775 and 17,078 shares issued and outstanding in 2010 and 2009, respectively: liquidation preference of $1,877,500 and $1,707,800 in 2010 and 2009, respectively	18,775	17,078
Common stock, $.10 par value 200,000,000 shares authorized; 15,536,275 shares issued and outstanding	1,553,628	1,553,628
Additional paid-in capital	4,077,068	4,079,945
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(442,749)	(355,465)
TOTAL SHAREHOLDERS’ EQUITY	1,580,601	1,669,065

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,581,989	$1,671,574

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Cumulative During the Development Stage (January 1, 1999 to	For the Year Ended December 31,
	December 31, 2010	2010	2009

NET SALES	$—	$—	$—

EXPENSES:

General and administrative expense	493,500	88,113	94,880

LOSS FROM OPERATIONS	(493,500)	(88,113)	(94,880)

OTHER INCOME (EXPENSE)

Interest expense	(8,591)	—	—
Interest and other income	59,342	829	2,720

TOTAL OTHER INCOME (EXPENSE)	50,751	829	2,720

LOSS BEFORE INCOME TAXES	(442,749)	(87,284)	(92,160)

Provision for income taxes	—	—	—

NET LOSS	$(442,749)	$(87,284)	$(92,160)

BASIC AND DILUTED LOSS PER COMMON SHARE		$(.01)	$(.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	15,536,275

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

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid- in	Common Stock	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total

Net loss for the year ended December 31, 2006	—	—	—	—	—	—	—	(12,707)	(12,707)

Balance at December 31, 2006	—	—	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(54,887)	(53,005)

Private placement	13,334	13,334	6,667,000	666,700	1,282,324	—	—	—	1,962,358

Prior stock subscription	68	68	34,000	3,400	6,732	(8,000)	—	—	2,200

Convertible debt	416	416	208,000	20,800	41,184	—	—	—	62,400

Net loss for the year ended December 31, 2007	—	—	—	—	—	—	—	(32,227)	(32,227)

Balance at December 31, 2007	13,818	13,818	15,536,275	1,553,628	4,087,515	—	(3,626,121)	(87,114)	1,941,726

Preferred shares issued as Dividend	1,718	1,718	—	—	(1,718)	—	—	—	—

Cash in lieu of stock	—	—	—	—	(3,150)	—	—	—	(3,150)

Net loss for the year ended December 31, 2008	—	—	—	—	—	—	—	(176,191)	(176,191)

Balance at December 31, 2008	15,536	15,536	15,536,275	1,553,628	4,082,647	—	(3,626,121)	(263,305)	1,762,385

Preferred shares issued as dividend	1,542	1,542	—	—	(1,542)	—	—	—	—

Cash in lieu of stock	—	—	—	—	(1,160)	—	—	—	(1,160)

Net loss for the year ended December 31, 2009	—	—	—	—	—	—	—	(92,160)	(92,160)

Balance at December 31, 2009	17,078	17,078	15,536,275	1,553,628	4,079,945	—	(3,626,121)	(355,465)	1,669,065

Preferred shares issued as dividend	1,697	1,697	—	—	(1,697)	—	—	—	—

Cash in lieu of stock	—	—	—	—	(1,180)	—	—	—	(1,180)

Net loss for the year ended December 31, 2010	—	—	—	—	—	—	—	(87,284)	(87,284)

Balance at December 31, 2010	18,775	$18,775	15,536,275	$1,553,628	$4,077,068	$—	$(3,626,121)	$(442,749)	$1,580,601

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Cumulative During the Development Stage (January 1, 1999 to	For The Year Ended December 31,
	December 31, 2010)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(442,749)	$(87,284)	$(92,160)

Change in assets and liabilities:
Accounts payable and accrued expenses	(13,791)	(1,121)	(4,845)
Net cash used in operating activities	(456,540)	(88,405)	(97,005)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends paid on preferred stock	(5,490)	(1,180)	(1,160)
Net cash provided by (used in) financing activities	2,026,868	(1,180)	(1,160)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,570,328	(89,585)	(98,165)

Cash and cash equivalents, at beginning of period	11,661	1,671,574	1,769,739

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,581,989	$1,581,989	$1,671,574

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:

Interest	$—	$—	$—
Income taxes	$—	$—	$—

Preferred stock issued as stock dividend	$4,957	$1,697	$1,542
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE   1  -                               BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies.

Since January 1, 1999, the Board of Directors of the Company has been devoting its efforts to establishing a new business and, accordingly, the Company is being treated as a development stage company in accordance with Financial Accounting Standards Board’s (“FASB”) ASC 915.

Management’s plans for the Company include securing a merger or acquisition, raising additional capital, and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions.  As of December 31, 2010, and 2009, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,320,000 and $1,172,000, respectively.

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

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE   2  -                               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Income Taxes (continued):

The Company adopted FASB Interpretation of, “Accounting for Uncertainty in Income Taxes.”  There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At the adoption date of January 1, 2007 and at December 31, 2010 and 2009, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Basic and Diluted Net Loss Per Share:

Basic loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the exercise of common stock equivalents.

We have excluded 25,684,000 and 23,987,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the years ended December 31, 2010 and 2009, respectively, which, if included, would have an antidilutive effect.

Recently Issued Accounting Pronouncements Affecting the Company:

In January of 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which clarified that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings (loss) per share prospectively and is not a stock dividend. This update is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The adoption of this guidance had no impact on the Company’s financial statements.

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

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE   2  -                               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Fair Value Measurements (continued):

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

No current provision for Federal income taxes was required for the years ended December 31, 2010 and 2009, due to the Company’s operating losses.  At December 31, 2010 and 2009, the Company had unused net operating loss carry-forwards of approximately $1,700,000 and $3,600,000 which expire at various dates through 2030.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2010 and 2009, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future. During 2010, approximately $1,900,000 of net operating loss-carry forwards expired.

	2010	2009
Deferred tax assets and valuation allowances consist of:

Deferred tax assets:
Net operating loss carry forwards	$682,000	$1,242,000

Less valuation allowance	(682,000)	(1,242,000)
Net deferred tax assets	$—	$—

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2007 through 2010 are open and potentially subject to examination by the Federal and Texas state taxing authorities.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE   4  -                               2007 PRIVATE PLACEMENT UNITS (“UNITS”):

On September 7, 2007, the Company completed a private placement pursuant to which 13,334 units (the “Units”) were sold at a per Unit cash purchase price of $150, for a total subscribed amount of $2,000,100. Each Unit consists of: (1) one share of Series A 10% convertible preferred stock, par value $1.00, stated value $100 (the “Preferred Stock”); (2) 500 shares of the Company’s common stock, par value $0.10 (the “Common Stock”); and (3) 500 warrants (the “Warrants”) exercisable into the Common Stock on a one-for-one basis.

Each warrant contained in a Unit has a term of five years during which such warrant may be exercised, at $0.15 per share, for one share of Common Stock. A total of 6,605 Units were purchased by related parties, including significant shareholders. The exercise price of the Warrants is subject to adjustment to reflect recapitalizations, stock dividends, mergers, stock splits, and similar events that would otherwise dilute the relative number of shares of Common Stock into which the Warrants may be exercised.

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

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE    5   -                         DIVIDENDS (continued):

On November 1, 2010, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock.  Shareholders of record as of November 15, 2010 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2010.  As of November 1, 2010, the Company had 17,078 shares of Preferred Stock outstanding; the total dividend paid consisted of 1,697 shares of Series A Preferred Stock with a fair value of $169,700 and $1,180 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the $1,180 of cash and $1,697 par value of Preferred Stock dividend totaling $2,877 was charged against Additional Paid-in Capital.

NOTE   6   -                            SHAREHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan. As of December 31, 2010 no options had been issued under the 2008 Plan.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2010 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

NOTE   7   -                            FAIR VALUE MEASUREMENTS (continued):

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consists of money market funds and treasury bills — marked to market. The Company’s money market funds and treasury bills are classified within Level 1 of the fair value hierarchy as they are valued using quoted market prices from an exchange.

The following tables provide information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, respectively.

	Carrying Amount Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2010	2010	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,570,000	$1,570,000	$1,570,000	$—	$—

	Carrying Amount Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2009	2009	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$633,000	$633,000	$633,000	$—	$—
Treasury Bills	$1,033,000	$1,033,000	$1,033,000	$—	$—

NOTE 8   -                                  COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).      CONTROLS AND PROCEDURES.

(a)                                  Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 11.                      EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the earlier filed of (i) an amendment to this annual report on Form 10-K or (ii) the Company’s definitive proxy statement, which will be filed pursuant to Regulation 14A within 120 days after the Company’s year end for the year covered by this report.

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

CHASE PACKAGING CORPORATION

Date: March 31, 2011	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2011	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: March 31, 2011	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary

Date: March 31, 2011	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: March 31, 2011	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: March 31, 2011	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 31, 2011	By:	/s/ Wayne Whitener
Wayne Whitener
Director