Form 10-K/A
period 2010-12-31
CHASE PACKAGING CORP
filed 2011-04-22
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of shares of common stock outstanding as of April 20, 2011:  15,536,275

Chase Packaging Corporation

EXPLANATORY NOTE

Chase Packaging Corporation (the “Company,” “Chase,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (“Amended Report”) to its Annual Report on Form 10-K for the period ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2011 (“Original Report”), for the sole purpose of including disclosures under Part III, Items 10 through 14, of Form 10-K, which were not included in the Original Report. Our definitive proxy statement for our 2011 Annual Meeting of Stockholders will not be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2010; therefore, we are filing this Amended Report to provide the incorporated information within the required time period.

Except as described above, the Company has not modified or updated disclosures presented in the Original Report in this Amended Report. Accordingly, this Amended Report does not reflect events occurring after the filing of our Original Report or modify or update those disclosures, including the exhibits to the Original Report, affected by subsequent events. As such, our Original Report continues to speak as of March 31, 2011 (the date it was filed with the SEC). Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amended Report under Item 15 of Part IV hereof.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

Allen T. McInnes, Ph.D., 73

Joined the Board of Directors in 1993 and has served as Chairman of the Board, President, and Treasurer of the Company since 1997; Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, since 1993; Chairman of the Board of TGC from 1993 to 2004; Director of Tetra Technologies, a chemical manufacturer, since 1993; President and Chief Executive Officer of Tetra Technologies, Inc. from April 1996 to January 2000; and Dean of the Rawls College of Business at Texas Tech University from September 2001 to present.  Dr. McInnes was selected to serve as a director of the Company due to his extensive background as an experienced leader of major organizations, his experience serving on the boards of other public companies, and his experience as chief executive officer of another public company.  In addition, Dr. McInnes’ current position as Dean of the Business School at Texas Tech University provides the Board with a link to recent developments in business management practices.

Chairman of the Board, President and Treasurer

Herbert M. Gardner, 71

Vice President of the Company since 2001; was a Director of the Company from 1996 to 1997 and rejoined the Board of Directors in 2001; Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, since 1980; Executive Vice President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; and previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Chairman of the Board of Supreme Industries, Inc. (“Supreme”), a manufacturer of specialized truck bodies and shuttle buses, since 1979; Chief Executive Officer of Supreme from 1979 to January 2011; President of Supreme from June 1992 to February 2006; Director of Rumson-Fair Haven Bank and Trust Company, a New Jersey state independent, commercial bank and trust company, since 2000; former Director of Nu-Horizons Electronics Corp., an electronics component distributor, from 1984 until January 2011; and former Director of MKTG, Inc., a marketing and sales promotion company from 1997 until January 2010.  Mr. Gardner was selected to serve as a director of the Company because of his strong executive management skills, his business acumen, and his experience as chief executive officer of another public company.

Vice President and Director

Name, Age, and Business Experience	Positions with Company

William J. Barrett, 71

Secretary of the Company since 2001, was a Director of the Company from 1996 to 1997, and rejoined the Board of Directors in 2001; Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, since 1980; Secretary of TGC from 1986 to November 1997; President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; and since then President of W. J. Barrett Associates, Inc.; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 1979; Chairman of the Board of Rumson-Fair Haven Bank and Trust, a New Jersey state independent, commercial bank and trust company, since 2000; Director of MassMutual Corporate Investors, a close-end investment company, since July of 2006; and a Director of MassMutual Participation Investors, a close-end investment company, since July of 2006.  Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company’s business, history, and organization, as well as extensive leadership experience.

Secretary and Director

Edward L. Flynn, 76

Director of the Company since 2007; Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, since 1999; Owner of Flynn Meyer Company, a management company for the restaurant industry, since 1976; Director and Treasurer of Citri-Lite Co., a soft drink company, since 1994; Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 2007; and Director of Bioject Medical Technologies Inc., a medical device company, since 2007.  Mr. Flynn is an experienced leader of large organizations and brings to the Board strong executive management skills and experience serving on the boards of other public companies.

Director

Wayne A. Whitener, 59

Director of the Company since 2009; Mr. Whitener has been Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, since 1984; President of TGC since July 1986; Chief Executive Officer of TGC since 1999; Chief Operating Officer of TGC from July 1986 to December 1998; Vice President of TGC from 1983 to July 1986; and a Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 2008.  As the principal executive officer of another public company, Mr. Whitener provides valuable insight and guidance on the issues of corporate strategy and risk management.

Director

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company and who will continue to serve in such positions at the discretion of the Board of Directors.

Allen T. McInnes	73	Chairman, President, and Treasurer

Herbert M. Gardner	71	Vice President

William J. Barrett	71	Secretary

Ann C. W. Green	69	Chief Financial Officer and Assistant Secretary

Additional information regarding Messrs. McInnes, Gardner, and Barrett is included in the foregoing information relating to the Board of Directors.  Ms. Green has served as Chief Financial Officer and Assistant Secretary of the Company since 2001.  She is Vice President of W. J. Barrett Associates, Inc., a private merchant banking firm.  Ms. Green also serves as Assistant Secretary of each of Supreme Indiana Operations, Inc., a specialized manufacturer of truck bodies and shuttle buses, and TGC Industries, Inc., a geophysical services company.  She previously served for 15 years as Assistant Vice President of Janney Montgomery Scott, LLC, an investment banking firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, par value $.10 per share (the “Common Stock”), to file with the SEC certain reports of beneficial ownership of Common Stock.  Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and 10% shareholders during the last fiscal year.

Committees

The Board of Directors has not designated any committees.  Since the Company is a development stage company, the Board of Directors believes that it adequately performs all necessary functions regarding governance of the Company.

Code of Ethics

The Board of Directors has not adopted a code of ethics that applies to its executive officers.  Since the Company is a development stage company with no operations and since only one of its executive officers receives compensation, the Board of Directors believes that a code of ethics is not necessary to deter wrongdoing and to promote honest and ethical conduct and accurate disclosure in the Company’s public communications.

Item 11.  Executive Compensation

Commencing November 1, 2007, the Company’s Board of Directors agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.  There were no equity awards at fiscal year-end.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C. W. Green,	2010	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000
Chief Financial Officer	2009	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tabulation sets forth the names of those persons known to management to be beneficial owners of more than five percent of the Common Stock as of April 20, 2011.  The tabulation also sets forth information with respect to the Common Stock which is beneficially owned by each director and executive officer of the Company, and by all directors and executive officers of the Company as a group, as of April 20, 2011 (including shares beneficially owned by such persons, pursuant to the rules of beneficial ownership, as a result of the ownership of certain warrants and other securities convertible into Common Stock) according to data furnished by the persons named.  Persons having direct beneficial ownership of Common Stock possess the sole voting and dispositive power in regard to such stock.  As of April 20, 2011 there were 15,536,275 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)
Allen T. McInnes 636 River Road Fair Haven, NJ 07704	Common	4,938,954	(5)	26.9%

Herbert M. Gardner 636 River Road Fair Haven, NJ 07704	Common	4,348,673	(2)(5)	23.9%

William J. Barrett 636 River Road Fair Haven, NJ 07704	Common	4,582,405	(3)(5)	24.4%

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)
Edward L. Flynn 75-11 Myrtle Avenue Glendale, NY 11385	Common	1,640,359	(4)(5)	9.8%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	42,738		*

Ann C. W. Green 636 River Road Fair Haven, NJ 07704	Common	744,775	(5)	4.7%

All directors & officers as a group (6 persons)	Common	16,297,904	(2)(3)(4)(5)	63.0%

(1) The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, based on number of shares outstanding plus the Common Stock underlying the warrants and Series A Convertible Preferred Stock.

(2) Includes 167,590 shares of Common Stock owned by Herbert M. Gardner’s wife.  Mr. Gardner has disclaimed beneficial ownership of these shares.

(3) Includes 286,345 shares of Common Stock owned by William J. Barrett’s wife.  Mr. Barrett has disclaimed beneficial ownership of these shares.

(4) Includes 167,000 shares of Common Stock owned by Edward L. Flynn’s wife.  Mr. Flynn has disclaimed beneficial ownership of these shares.

(5) Includes the Common Stock underlying warrants and Series A Preferred Stock held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying Warrants Beneficially Owned

Allen T. McInnes	2,087,000	766,500
Herbert M. Gardner(1)	1,934,000	712,500
William J. Barrett(2)	2,937,000	245,500
Edward L. Flynn(3)	906,000	334,000
Ann C. W. Green	319,000	118,500

(1) Includes 239,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse.  Mr. Gardner has disclaimed beneficial ownership of the shares.

(2) Includes 453,000 and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse.  Mr. Barrett has disclaimed beneficial ownership of the shares.

(3) Includes 453,000 shares and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse.  Mr. Flynn has disclaimed beneficial ownership of the shares.

Depositories such as The Depository Trust Company (Cede & Company) as of April 20, 2011 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares.  The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof.  The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Independence

The Common Stock is quoted on the over-the-counter market operated by Pink OTC Markets Inc., which does not impose any director independence requirements.  Using the director independence requirements set forth in NASDAQ rule 5605(a)(2), the Company has only one independent director, Mr. Edward L. Flynn.

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2010 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q were $22,500 and $19,500 for 2010 and 2009, respectively.

Audit-Related Fees

None.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the preparation of the Company’ corporate tax returns were $3,000 and $2,675 for 2010 and 2009, respectively.

All Other Fees

None.

The Board of Directors, which functions as the audit committee, makes reasonable inquiry as to the independence of the Company’s independent registered public accounting firm based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the independent registered public accounting firm.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)                                  The following documents are filed as a part of this report:

(3)                                  Exhibits:  The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: April 22, 2011	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and
Treasurer
(Principal Executive Officer)

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION

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

EXHIBIT NO.	DESCRIPTION

4.7

Statement of Resolution Regarding Series of Preferred Stock of the Company, filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 21, 2008, and incorporated herein by reference.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *Filed herewith.

**Previously filed on March 31, 2011 as an exhibit to our original Annual Report on Form 10-K.