Form 10-Q
period 2011-03-31
CHASE PACKAGING CORP
filed 2011-05-16
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2011
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets - March 31, 2011 (Unaudited) and December 31, 2010	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2011) and the Three Months Ended March 31, 2011 and 2010	2

	Statements of Shareholders’ Equity	3

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2011) and the Three Months Ended March 31, 2011 and 2010	6

	Notes to Interim Condensed Financial Statements (Unaudited)	7

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	12

ITEM 4	Controls and Procedures	12

PART II	Other Information	13

EXHIBITS INDEX		13

SIGNATURES		15

EXHIBITS		16

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$1,573,364	$1,581,989

TOTAL ASSETS	$1,573,364	$1,581,989

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,775	$1,388

TOTAL CURRENT LIABILITIES	14,775	1,388

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock $1.00 par value; 4,000,000 shares authorized:	—	—
Series A 10% Convertible Preferred stock; 50,000 shares authorized; 18,775 issued and outstanding in 2011 and 2010: liquidation preference of $1,877,500 in 2011 and 2010	18,775	18,775
Common stock, $.10 par value, 200,000,000 shares authorized; 15,536,275 shares issued and outstanding in 2011 and 2010	1,553,628	1,553,628
Additional paid-in capital	4,077,068	4,077,068
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(464,761)	(442,749)
TOTAL SHAREHOLDERS’ EQUITY	1,558,589	1,580,601

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,573,364	$1,581,989

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2011)	2011	2010

NET SALES	$—	$—	$—

EXPENSES:
General and administrative expenses	515,710	22,210	27,216

LOSS FROM OPERATIONS	(515,710)	(22,210)	(27,216)

OTHER INCOME (EXPENSE)

Interest expense	(8,591)	—	—
Interest and other income	59,540	198	207

TOTAL OTHER INCOME	50,949	198	207

LOSS BEFORE INCOME TAXES	(464,761)	(22,012)	(27,009)

Provision for income taxes	—	—	—

NET LOSS	$(464,761)	$(22,012)	$(27,009)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	15,536,275

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

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)

	Preferred Stock		Common Stock		Additional Paid- in	Common Stock	Accumulated	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total
Preferred shares issued as dividend	1,697	1,697	—	—	(1,697)	—	—	—	—

Cash in lieu of stock	—	—	—	—	(1,180)	—	—	—	(1,180)
Net loss for the year ended December 31, 2010	—	—	—	—	—	—	—	(87,284)	(87,284)

Balance at December 31, 2010	18,775	$18,775	15,536,275	$1,553,628	$4,077,068	$—	$(3,626,121)	$(442,749)	$1,580,601
Net loss for the quarter ended March 31, 2011	—	—	—	—	—	—	—	(22,012)	(22,012)

Balance at March 31, 2011	18,775	$18,775	15,536,275	$1,553,628	$4,077,068	$—	$(3,626,121)	$(464,761)	$1,558,589

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Three Months Ended March 31,
	March 31, 2011)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(464,761)	$(22,012)	$(27,009)

Change in assets and liabilities:
Accounts payable and accrued expenses	(404)	13,387	14,117
Net cash (used in) operating activities	(465,165)	(8,625)	(12,892)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends paid on preferred stock	(5,490)	—	—
Net cash provided by financing activities	2,026,868	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,561,703	(8,625)	(12,892)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,581,989	1,671,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,573,364	$1,573,364	$1,658,682
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$3,260	$—	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 1 — BASIS OF PRESENTATION:

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2011, results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010, as applicable, have been made. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

We have excluded 25,684,000 and 23,987,000 common stock equivalents (warrants and preferred stock convertible to common stock) from the calculation of diluted loss per share for the three months ended March 31, 2011 and 2010, respectively, which, if included, would have an antidilutive effect.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

NOTE 5 — DIVIDENDS:

On November 1, 2010, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock.  Shareholders of record as of November 15, 2010 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2010.   As of November 1, 2010, the Company had 17,078 shares of Preferred Stock outstanding; the total dividend paid consisted of 1,696 shares of Series A Preferred Stock (which are convertible into 1,696,000 shares of common stock) with a fair value of $169,600 and $1,180 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the $1,180 of cash and $1,697 par value of Preferred Stock dividend totaling $2,876 was charged against Additional Paid-in Capital.

NOTE 6 — STOCK AWARDS PLAN:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008, and terminates on April 8, 2018.  Subject to certain adjustments, 2,000,000 shares of Common Stock may be issued pursuant to awards under the 2008 Plan.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of:  (i) 50,000 shares may be granted to a participant in the form of stock options; and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company, are eligible to participate in the 2008 Plan.   As of March 31, 2011, no options had been issued under the 2008 Plan.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the three months ended March 31, 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

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

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet March 31, 2011	Fair Value March 31, 2011	Fair Value Measurement Using (unaudited)
	(unaudited)	(unaudited)	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,555,000	$1,555,000	$1,555,000	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2010	2010	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,570,000	$1,570,000	$1,570,000	$—	$—

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

Results of Operations

During the quarter ended March 31, 2011, the Company had no operations, and its only income was from interest income on its money market funds classified as cash and cash equivalents. General and administrative expenses for the three-month periods ended March 31, 2011 and 2010 were $22,210 and $27,216, respectively.  The Company had interest income of $198 and a net loss of $22,012 during the three-month period ended March 31, 2011, compared with interest income of $207 and a net loss of $27,009 during the comparable period of 2010.  The low interest income was primarily due to lower interest rates and lower cash balances.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash and cash equivalents balance as of March 31, 2011 of $1,573,364.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At March 31, 2011, the Company had cash and cash equivalents of approximately $1,573,000.  Cash and cash equivalents consist of cash held in banks and brokerage firms.  Working capital at March 31, 2011 was approximately $1,559,000.  Management believes that the Company’s cash and cash equivalents are sufficient for its business activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash used in operating activities amounted to approximately $8,600 for the three-month period ended March 31, 2011 and approximately $12,900 for the three-month period ended March 31, 2010.

No cash flows were used or provided by investing activities during the first quarter of 2011 or during the first quarter of 2010.

No cash proceeds were used or provided by financing activities during the first quarter of 2011 or during the first quarter of 2010.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred.  The Company expects to incur significant expenses in connection with its objective of identifying a merger partner or acquiring an operating business.

Recent Accounting Pronouncements

See Note 3 “Recent Accounting Pronouncements” in the Notes to Financial Statements in Item 1.  Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: May 16, 2011	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President, and Treasurer
(Principal Executive Officer)

Date: May 16, 2011	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)