Form 10-Q
period 2011-06-30
CHASE PACKAGING CORP
filed 2011-08-02
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets — June 30, 2011 (Unaudited) and December 31, 2010	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2011) and the Six and Three Months Ended June 30, 2011 and 2010	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2011) and the Six Months Ended June 30, 2011 and 2010	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	8

ITEM 4	Controls and Procedures	8

PART II	Other Information	9

EXHIBITS INDEX		9

SIGNATURES		11

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
- ASSETS -
CURRENT ASSETS:

Cash and cash equivalents	$1,526,091	$1,581,989

TOTAL ASSETS	$1,526,091	$1,581,989

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$15,512	$1,388

TOTAL CURRENT LIABILITIES	15,512	1,388

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred Stock; 50,000 shares authorized; 18,775 issued and outstanding in 2011 and 2010; liquidation preference of $1,877,500 in 2011 and 2010	18,775	18,775
Common stock, $.10 par value, 200,000,000 shares authorized; 15,536,275 shares issued and outstanding in 2011 and 2010	1,553,628	1,553,628
Additional paid-in capital	4,077,068	4,077,068
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(512,771)	(442,749)
TOTAL SHAREHOLDERS’ EQUITY	1,510,579	1,580,601

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,526,091	$1,581,989

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Six Months Ended June 30,		Three Months Ended June 30,
	June 30, 2011)	2011	2010	2011	2010

NET SALES	$—	$—	$—	$—	$—

EXPENSES:
General and administrative expenses	563,850	70,350	58,736	48,140	31,520
LOSS FROM OPERATIONS	(563,850)	(70,350)	(58,736)	(48,140)	(31,520)

OTHER INCOME (EXPENSE)
Interest expense	(8,591)	—	—	—	—
Interest and other income	59,670	328	414	130	207
TOTAL OTHER INCOME	51,079	328	414	130	207

LOSS BEFORE INCOME TAXES	(512,771)	(70,022)	(58,322)	(48,010)	(31,313)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(512,771)	$(70,022)	$(58,322)	$(48,010)	$(31,313)

BASIC AND DILUTED LOSS PER COMMON SHARE		$—	$—	$—	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to	Six Months Ended June 30,
	June 30, 2011)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(512,771)	$(70,022)	$(58,322)

Change in assets and liabilities:
Accounts payable and accrued expenses	333	14,124	7,050
Net cash (used in) operating activities	(512,438)	(55,898)	(51,272)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends in lieu of preferred stock	(5,490)	—	—
Net cash provided by financing activities	2,026,868	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,514,430	(55,898)	(51,272)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,581,989	1,671,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,526,091	$1,526,091	$1,620,302

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$4,957	$—	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2011

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2011, results of operations for the three- and six- month periods ended June 30, 2011 and 2010, and cash flows for the six-month periods ended June 30, 2011 and 2010, as applicable, have been made. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

We have excluded 25,684,000 and 23,987,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the six and three months ended June 30, 2011 and 2010, respectively, which, if included, would have an antidilutive effect.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - 2007 PRIVATE PLACEMENT UNITS:

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

NOTE 6 — STOCK AWARDS PLAN:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008, and terminates on April 8, 2018.  Subject to certain adjustments, 2,000,000 shares of Common Stock may be issued pursuant to awards under the 2008 Plan.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of:  (i) 50,000 shares may be granted to a participant in the form of stock options; and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company, are eligible to participate in the 2008 Plan.   As of June 30, 2011, no options had been issued under the 2008 Plan.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the three months ended June 30, 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

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

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet June 30, 2011	Fair Value June 30, 2011	Fair Value Measurement Using (unaudited)
	(unaudited)	(unaudited)	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$518,200	$518,200	$518,200	$—	$—
Treasury Bills	$999,900	$999,900	$999,000	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2010	2010	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,570,000	$1,570,000	$1,570,000	$—	$—

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

Results of Operations

During the six months and three months ended June 30, 2011, the Company had no operations, and its only income was from interest income on its money market fund and short-term investments which are classified as cash and cash equivalents. General and administrative expenses for the six-month and three-month periods ended June 30, 2011 were $70,350 and $48,140, respectively, compared to $58,736 and $31,520 for the comparable periods of 2010.  Increases in general and administrative expenses are due primarily to consulting fees.  The Company had interest income of  $328 and a net loss of $70,022 during the six-month period ended June 30, 2011, compared with interest income of $414 and a net loss of $58,322 during the comparable period of 2010.  The Company had interest income of $130 and a net loss of $48,010 during the three-month period ended June 30, 2010, compared with interest income of $207 and a net loss of $31,313 during the comparable period of 2010.  The interest income decrease was due to a decrease in cash and cash equivalent balances.

Due to the closing of a private placement of the Company’s securities in the third quarter of 2007, the Company had a cash and cash equivalents balance as of June 30, 2011 of $1,526,091.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At June 30, 2011, the Company had cash and cash equivalents of approximately $1,526,000.  Cash and cash equivalents consist of cash and Treasury Bills held in banks and brokerage firms.  Working capital at June 30, 2011 was approximately $1,511,000.  Management believes that the Company’s cash and cash equivalents are sufficient for its business development activities for at least the next 12 months and for the costs of securing a merger or acquisition.

Net cash of approximately $55,900 and $51,300 were used in operations during the six-month periods ended June 30, 2011 and 2010, respectively.

No cash flows were used or provided by investing activities during the first and second quarters of 2011 or during the first and second quarters of 2010.

No cash proceeds were provided by financing activities during the six-month period ended June 30, 2011 or during the six-month period ended June 30, 2010.

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

101

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended June 30, 2011, filed on August 2, 2011, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited) tagged as blocks of text.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: August 2, 2011	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: August 2, 2011	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)