Form 10-Q
period 2011-09-30
CHASE PACKAGING CORP
filed 2011-11-14
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets — September 30, 2011 (Unaudited) and December 31, 2010	1

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2011) and the Nine and Three Months Ended September 30, 2011 and 2010	2

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2011) and the Nine Months Ended September 30, 2011 and 2010	3

	Notes to Interim Condensed Financial Statements (Unaudited)	4

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	9

ITEM 4	Controls and Procedures	9

PART II	Other Information	10

ITEM 1.	Legal Proceedings.	10

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	10

ITEM 3.	Defaults upon Senior Securities.	10

ITEM 4.	Reserved.	10

ITEM 5.	Other Information.	10

ITEM 6.	Exhibits.	10

SIGNATURES		12

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)

- ASSETS -

CURRENT ASSETS:

Cash and cash equivalents	$1,500,926	$1,581,989

TOTAL ASSETS	$1,500,926	$1,581,989

- LIABILITIES AND SHAREHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,085	$1,389

TOTAL CURRENT LIABILITIES	6,085	1,389

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred Stock; 50,000 shares authorized; 18,774 shares issued and outstanding in 2011 and 2010; liquidation preference of $1,877,400 in 2011 and 2010	18,774	18,774
Common stock, $.10 par value, 200,000,000 authorized: 15,536,275 shares issued and outstanding in 2011 and 2010	1,553,628	1,553,628
Additional paid-in capital	4,077,068	4,077,068
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(528,508)	(442,749)
TOTAL SHAREHOLDERS’ EQUITY	1,494,841	1,580,600

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,500,926	$1,581,989

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Nine Months Ended September 30,		Three Months Ended September 30,
	2011)	2011	2010	2011	2010

NET SALES	$—	$—	$—	$—	$—

EXPENSES:
General and administrative expenses	579,720	86,221	73,832	15,870	15,096
LOSS FROM OPERATIONS	(579,720)	(86,221)	(73,832)	(15,870)	(15,096)

OTHER INCOME (EXPENSE)
Interest expense	(8,591)	—	—	—	—
Interest and other income	59,803	462	626	133	212
TOTAL OTHER INCOME	51,212	462	626	133	212

LOSS BEFORE INCOME TAXES	(528,508)	(85,759)	(73,206)	(15,737)	(14,884)

Provision for income taxes	—	—	—	—	—

NET LOSS	$(528,508)	$(85,759)	$(73,206)	$(15,737)	$(14,884)

BASIC AND DILUTED LOSS PER COMMON SHARE		$-0-	$-0-	$-0-	$-0-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED		15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative During the Development Stage (January 1, 1999 to September 30,	Nine Months Ended September 30,
	2011)	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(528,508)	$(85,759)	$(73,206)

Change in assets and liabilities:
Accounts payable and accrued expenses	(9,095)	4,696	1,663
Net cash (used in) operating activities	(537,603)	(81,063)	(71,543)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	56,500	—	—
Proceeds from private placement/exercise of stock warrants	5,500	—	—
Capital contribution	8,000	—	—
Proceeds from private placement	1,962,358	—	—
Cash dividends in lieu of preferred stock	(5,490)	—	—
Net cash provided by financing activities	2,026,868	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,489,265	(81,063)	(71,543)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	11,661	1,581,989	1,671,574

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,500,926	$1,500,926	$1,600,031

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$4,957	$—	$—
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$62,400	$—	$—
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$10,200	$—	$—

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2011, results of operations for the three-  and nine-month periods ended September 30, 2011 and 2010, and cash flows for the nine-month periods ended September 30, 2011 and 2010, as applicable, have been made. The results of operations for the three-  and nine-month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

Certain prior period balances have been reclassified to conform to the current financial statement presentation.  These reclassifications had no impact on previously reported results of operations.

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

We have excluded 25,684,000 and 23,987,000 common stock equivalents (warrants) from the calculation of diluted loss per share for the periods ended September 30, 2011 and 2010, respectively, which, if included, would have an antidilutive effect.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 4 - 2007 PRIVATE PLACEMENT UNITS:

On September 7, 2007, the Company completed a private placement, pursuant to which 13,334 units (the “Units”) were sold at a per Unit cash purchase price of $150, for a total subscribed amount of $2,000,100. Each Unit consists of: (1) one share of Series A 10% convertible preferred stock, par value $1.00, stated value $100 (the “Preferred Stock”); (2) 500 shares of the Company’s common stock, par value $0.10 (the “Common Stock”); and (3) 500 warrants exercisable into Common Stock on a one-for-one basis.

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

NOTE 6 — STOCK AWARDS PLAN:

The Company’s 2008 Stock Awards Plan (the “2008 Plan”) was approved at the Company’s annual meeting of shareholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008, and terminates on April 8, 2018.  Subject to certain adjustments, 2,000,000 shares of Common Stock may be issued pursuant to awards under the 2008 Plan.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of:  (i) 50,000 shares may be granted to a participant in the form of stock options; and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company, are eligible to participate in the 2008 Plan.   As of September 30, 2011, no options had been issued under the 2008 Plan.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the three months ended November 30, 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount In Balance Sheet September 30, 2011	Fair Value September 30, 2011	Fair Value Measurement Using (unaudited)
	(unaudited)	(unaudited)	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,490,000	$1,490,000	$1,490,000	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2010	2010	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,570,000	$1,570,000	$1,570,000	$—	$—

NOTE 8 — SUBSEQUENT EVENT:

On November 1, 2011, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock.  Shareholders of record as of November 15, 2011, will receive the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2011.   As of November 1, 2011, the Company had 18,774 shares of Preferred Stock outstanding; the total dividend to be paid will consist of 1,863 shares of Series A Preferred Stock with a fair value of $186,300; fractional shares will be accumulated until whole shares can be issued.  Following the issuance of the stock dividend, the Company will have 20,637 shares of Preferred Stock outstanding.  Due to the absence of Retained Earnings, the $1,863 par value of Preferred Stock dividend will be charged against Additional Paid-in Capital.

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

Results of Operations

During the nine months and three months ended September 30, 2011, the Company had no operations and its only income was from interest income on its money market fund which is classified as cash and cash equivalents. General and administrative expenses for the nine-month and three-month periods ended September 30, 2011 were $86,221 and $15,870, respectively, compared to $73,832 and $15,096 for the comparable periods of 2010.  The Company had interest income of $462 and a net loss of $85,759 during the nine-month period ended September 30, 2011, compared with interest income of $626 and a net loss of $73,206 during the comparable period of 2010.  The Company had interest income of $133 and a net loss of $15,737 during the three-month period ended September 30, 2011, compared with interest income of $212 and a net loss of $14,884 during the comparable period of 2010.  The interest income decrease was due to lower interest rates and a decrease in cash and cash equivalent balances.

Due to the closing of a private placement of the Company’s securities in the third quarter of 2007, the Company had a cash and cash equivalents balance as of November 30, 2011 of $1,500,926  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s shareholders.

Liquidity and Capital Resources

At September 30, 2011, the Company had cash and cash equivalents of approximately $1,500,000.  Cash and cash equivalents consist of cash held in a bank and at a brokerage firm.  Working capital at September 30, 2011 was approximately $1,500,000.  Management believes that the Company’s cash and cash equivalents are sufficient to meet its business development activities and declaration of dividends for at least the next 12 months and for the costs of securing a merger partner or acquiring an operating business.

Net cash of approximately $81,000 and $71,500 were used in operations during the nine-month periods ended September 30, 2011 and 2010, respectively.

No cash flows were used or provided by investing activities during the nine-month periods ended September 30, 2011 and 2010, respectively

No cash proceeds were provided by or used in financing activities during the nine-month periods ended September 30, 2011 and 2010, respectively

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred.  The Company expects to incur significant expenses in connection with its objective of securing a merger partner or acquiring an operating business.

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

101

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited) tagged as blocks of text.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: November 14, 2011	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: November 14, 2011	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)