Form 10-K
period 2011-12-31
CHASE PACKAGING CORP
filed 2013-06-12
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of May 30, 2013:  15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

None

PART I

EXPLANATORY NOTE

Chase Packaging Corporation (“Chase,” the “Company,” “we,” or “us”) has restated herein our financial statements for the fiscal year ended December 31, 2010, for the period from January 1, 1999 (inception) to December 31, 2010 and the quarters ended March 31, June 30, and September 30, 2010 to reflect management’s determination that the Company had misclassified warrants and a put feature on its preferred stock as equity. Management has determined that these instruments should have been classified as liabilities.

The restatement of the financial statements relates to the accounting for the Company’s private placement on September 7, 2007 of 13,334 units, each unit (each, a “Unit” and collectively, the “Units”) consisted of (i) one share of Preferred Stock, (ii) 500 shares of the Company’s common stock (“Common Stock”) and (iii) 500 warrants (the “Warrants”) exercisable into Common Stock on a one-for-one basis at an exercise price equal to $0.15 per share.

The Company’s original annual and quarterly reports reflect these Units as equity. The Company has now determined that the preferred stock portion of the Units should have been accounted for as temporary or mezzanine equity and the warrants should have been classified as liabilities in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In addition, these warrants were determined not to be indexed to the Company’s stock, and therefore, also require liability classification in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”) as a liability. The total impact of these accounting changes is a decrease in the Company’s net loss attributable to common stockholders, as originally reported for the year ended December 31, 2010 by $56,982 ($.01 per basic and diluted share) to a loss of $30,302. The restated balances at January 1, 2010 also include a decrease in preferred stock of $17,078, a decrease in additional paid-in capital of $1,516,060, an increase in  deficit accumulated during the development stage  of $426,030, and an increase in warrant liabilities and the convertible preferred stock of $277,562 and $1,681,606, respectively.

In June of 2012, the holders of the Convertible Preferred Stock and the Warrants approved amendments to the Convertible Preferred Stock and Warrants Agreements which removed the conditions which caused the Convertible Preferred Stock and Warrants to be accounted for as instruments separate from equity.

For a full description of the restatement, see Note 2 “Prior Period Adjustment” of the “Notes to the Financial Statements” that are included in Part II, Item 8 of this Form 10-K.

The Company has concluded that there was a material weakness in internal control over financial reporting as of December 31, 2011. The Company has implemented remedial measures to correct this material weakness as of December 31, 2012.

ITEM 1.                        BUSINESS.

General

The Company is a Texas corporation which, prior to 1998, was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry.  During 1997, the Company commenced an orderly liquidation of its assets (described below) which was completed in 1997.  At present, management of the Company is seeking to secure a suitable merger partner wishing to go public or to acquire private companies to create investment value for the Company.  For purposes of Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is considered a shell company.

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

Effective July 21, 1997, the Company sold its operations at Idaho Falls, Idaho, to Lockwood Packing Corporation (“Lockwood”). The assets sold included substantially all of the Company’s equipment, furniture, fixtures, and other assets located in the Idaho Falls, Idaho, facility for a total of $75,000.  In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000.  The proceeds from these sales were used to reduce the Company’s loan balance with its lender.

On July 25, 1997, the Company notified its creditors by mail that the Company would begin an orderly liquidation of all of its remaining assets, outside of a formal bankruptcy or receivership proceeding, in a manner intended to maximize the asset values. The Company retained the firm of Edward Hostmann, Inc. to assist the Company in such liquidation which was completed during 1997.

Post-Liquidation Operations

Since 1999, the Board of Directors has devoted its efforts to establishing a new business or engaging in a merger or other reorganization transaction and, accordingly, the Company is being treated as a development stage company in accordance with Statement of Financial Accounting Standards ASC Topic 915.

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

ITEM 4.                        MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “CPKA.”  American Stock Transfer and Trust Company has determined that there were approximately 250 holders of record on December 31, 2011.  Trading volume in the Company’s securities has been nominal.  The last reported high and low prices on December 30, 2011 were $0.06 and $0.06, respectively, and the last trade was $0.06.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2011 and December 31, 2010 are displayed in the following table:

	2011 Market Price		2010 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.15	$0.05	$0.14	$0.14
June 30	$0.05	$0.05	$0.05	$0.05
September 30	$0.06	$0.05	$0.15	$0.15
December 31	$0.06	$0.02	$0.08	$0.08

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6.                        RESTATED SELECTED FINANCIAL DATA FOR 2007 - 2010.

The following selected financial data should be read in conjunction with our financial statements and related notes contained elsewhere in this report and in our subsequent reports filed with the SEC, as well as Item 7 titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

See the Explanatory Note to this Annual Report on Form 10-K and Note 2 to the Financial Statements for more detailed information regarding the restatement of our financial statements for the years ended December 31, 2007 to 2010.

	For the Years Ended December 31,
	2011	2010 (Restated)	2009 (Restated)	2008 (Restated)	2007 (Restated)

Income Statement Data:
Net sales	$0	$0	$0	$0	$0
Operating expenses	(105,411)	(88,113)	(94,880)	(207,667)	(51,114)
Income (loss) from operations	(105,411)	(88,113)	(94,880)	(207,667)	(51,114)
Change in warrant liability	16,250	190,322	(176,456)	408,723	(368,802)
Other income (expense)	541	829	2,720	31,476	19,887
Income (loss) before income taxes	(88,620)	103,038	(268,616)	232,532	(401,029)
Provision for income taxes	—	—	—	—	—
Net income (loss)	(88,620)	103,038	(268,616)	232,532	(401,029)
Accretion of preferred stock to redemption value	(133,340)	(133,340)	(133,340)	(133,340)	(22,815)
Net Income (loss) attributable to common stockholders	(221,960)	$(30,302)	$(401,956)	$99,192	$(432,844)

Net income (loss) per share — Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$0.01	$(0.03)

	At December 31,
	2011	2010 (Restated)	2009 (Restated)	2008 (Restated)	2007 (Restated)

Balance Sheet Data:
Total assets	$1,484,906	$1,581,989	1,671,574	$1,769,739	$1,960,333
Short-term debt	—	—	—	—	—
Total liabilities	80,165	88,628	280,071	108,460	528,436
Preferred Stock	1,951,846	1,816,643	1,681,606	1,546,724	1,411,666
Stockholders’ equity / (deficit)	(547,105)	(323,282)	(290,103)	114,555	20,231

	At December 31,
	2011	2010 (Restated)	2009 (Restated)	2008 (Restated)	2007 (Restated)

Per Common Share Data:
Loss per common share basic	$(0.02)	$(0.00)	$(0.03)	$0.01	$(0.03)
Loss per common share diluted	$(0.02)	$(0.00)	$(0.03)	$0.01	$(0.03)
Cash dividends declared	$0	$1,180	$1,160	$3,150	$0

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations (Based on Restated Results)

During the year ended December 31, 2011, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.  The Company incurred a loss of $88,620 for the year ended December 31, 2011 and the Company generated an income of $103,038 for the year ended December 31, 2010. The loss was mainly due to the increase in general and administration expenses and the effect of the change of the value of warrants. General and administrative expenses were $105,411 for the year ended December 31, 2011 compared to $88,113 for the year ended December 31, 2010.  The Company had interest and other income of $541, and a net loss of $88,620 for the year ended December 31, 2011, compared with interest and other income of $829, and a net income of $103,038 for the year ended December 31, 2010.  The changes of the value of warrants were $16,250 and $190,322 for the years ended December 31, 2011 and 2010, respectively.

Accretion of preferred stock to redemption value were $133,340 for the year ended December 31, 2011, compared to $133,340 for the year ended December 31, 2010. Net loss attributable to common stockholders was $221,960 for the year ended December 31, 2011, compared to $30,302 for the year ended December 31, 2010. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect from the change of the value of warrant to the net income/loss.

Restatement

During the audit as of and for the year ended December 31, 2011, our management reassessed the Company’s Convertible Preferred Stock and Warrants issued September 7, 2007 in a private placement, containing term which would have required temporary or mezzanine classification.  In the previous financial statements, the Company accounted for the Convertible Preferred Stock and Warrants as equity, and the Company has now determined that the preferred stock portion of the Units should have been accounted for as temporary or mezzanine equity and the warrants as a liability. As a result, the Company restated the 2007 to 2010 financial statements.

Amendments made to the Preferred Stock and Warrant Agreements.

On June 30, 2012, the Warrants were modified to extend the maturity date from September 7, 2007 to September 7, 2014 and to remove the fundamental transaction put feature and anti-dilution protection. On or before June 30, 2012, the holders of the Convertible Preferred Stock agreed to an amendment to the Series A 10% Convertible Preferred Stock which deleted the liquidation provision. As a result, the Convertible Preferred Stock will be shown as equity (rather than temporary equity) in all filings beginning with the quarter ended June 30, 2012.  The amendment to remove the put and the down round protection feature allows for the Warrants to be treated as equity for all filings beginning with the quarter ended June 30, 2012.   Please see note 10 to the financial statements for further explanation.

Liquidity and Capital Resources

At December 31, 2011, the Company had cash and cash equivalents of approximately $1,485,000 consisting mostly of money market funds and U.S. Treasury Bills.  Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $97,083 was used in operations during fiscal 2011, an increase of approximately $9,000 over the $88,000 used in operations during fiscal 2010.  The increase was due primarily to costs incurred in connection with the Company’s efforts to effect a business combination and to increased accounting fees for XBRL services.

No cash flows were used or provided by investing activities for each of the periods presented.

Net cash of approximately $0 and $1,180 was used in financing activities during both fiscal years 2011 and 2010.

New Authoritative Pronouncements

See Note 3, “Summary of Significant Accounting Policies,” in the notes to the financial statements in Item 8 for a full description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended and for the period from January 1, 1999 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended and for the period from January 1, 1999 (inception), to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the 2010 financial statements have been restated to correct a material misstatement.

New York, New York

June 12, 2013

CHASE PACKAGING CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	December 31	December 31
	2011	2010
		(restated)
ASSETS -

CURRENT ASSETS:
Cash and cash equivalents	$1,484,906	$1,581,989

TOTAL ASSETS	$1,484,906	$1,581,989

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT-

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,174	$1,388
Warrant liability — current	70,991	—
TOTAL CURRENT LIABILITIES	80,165	1,388

OTHER LIABILITIES:
Warrant liability	—	87,240
TOTAL LIABILITIES	80,165	88,628

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 20,637 and 18,774 shares issued and outstanding in 2011 and 2010, respectively: liquidation preference of $2,063,700 and $1,877,400 in 2011 and 2010, respectively	1,951,846	1,816,643

STOCKHOLDERS’ DEFICIT:
Common stock, $.10 par value 200,000,000 shares authorized; 15,536,275 shares issued and outstanding in 2011 and 2010	1,553,628	1,553,628
Additional paid-in capital	2,559,145	2,561,008
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,033,757)	(811,797)
TOTAL STOCKHOLDERS’ DEFICIT	(547,105)	(323,282)

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$1,484,906	$1,581,989

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,		Cumulative During the Development Stage (January 1, 1999 to
	2011	2010	December 31, 2011)
		(Restated)	(restated)

NET SALES	$—	$—	$—

EXPENSES:
General and administrative expense	105,411	88,113	598,911

LOSS FROM OPERATIONS	(105,411)	(88,113)	(598,911)

OTHER INCOME (EXPENSE)

Interest expense	—	—	(8,591)
Interest and other income	541	829	59,883
Change in warrant liability	16,250	190,322	70,037

TOTAL OTHER INCOME (EXPENSE)	16,791	191,151	121,329

(LOSS) INCOME BEFORE INCOME TAXES	(88,620)	103,038	(477,582)

Provision for income taxes	—	—	—

NET (LOSS) INCOME	$(88,620)	$103,038	$(477,582)
Accretion of preferred stock to redemption value	(133,340)	(133,340)	(556,175)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(221,960)	$(30,302)	$(1,033,757)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING — BASIC AND DILUTED	15,536,275	15,536,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

PERIOD FROM JANUARY 1, 1999 —  DECEMBER 31, 2011 (RESTATED)

						Deficit
						Accumulated
						During the
	Common		Additional Paid-in	Common Stock	Accumulated	Development
	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total

Balance at January 1, 1999	7,002,964	$700,296	$2,914,207	$—	$(3,626,121)	$—	$(11,618)
Net loss for the year ended December 31, 1999	—	—	—	—	—	(5,510)	(5,510)

Balance at December 31, 1999	7,002,964	700,296	2,914,207	—	(3,626,121)	(5,510)	(17,128)
Net loss for the year ended December 31, 2000	—	—	—	—	—	(891)	(891)

Balance at December 31, 2000	7,002,964	700,296	2,914,207	—	(3,626,121)	(6,401)	(18,019)
Private placement and warrant exercise	1,624,311	162,432	(156,932)	—	—	—	5,500
Net loss for the year ended December 31, 2001	—	—	—	—	—	(5,086)	(5,086)

Balance at December 31, 2001	8,627,275	862,728	2,757,275	—	(3,626,121)	(11,487)	(17,605)
Stock subscriptions	—	—	—	8,000	—	—	8,000
Net loss for the year ended December 31, 2002	—	—	—	—	—	(7,082)	(7,082)

Balance at December 31, 2002	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(18,569)	(16,687)
Net loss for the year ended December 31, 2002	—	—	—	—	—	(8,221)	(8,221)

Balance at December 31, 2003	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(26,790)	(24,908)
Net income for the year ended December 31, 2004	—	—	—	—	—	1,237	1,237

Balance at December 31, 2004	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(25,553)	(23,671)
Net loss for the year ended December 31, 2005	—	—	—	—	—	(16,627)	(16,627)

Balance at December 31, 2005	8,627,275	862,728	2,757,275	8,000	(3,626,121)	(42,180)	(40,298)
Net loss for the year ended December 31, 2006	—	—	—	—	—	(12,707)	(12,707)
Balance at December 31, 2006	8,627,275	$862,728	$2,757,275	$8,000	$(3,626,121)	$(54,887)	$(53,005)

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)

PERIOD FROM JANUARY 1, 1999 —  DECEMBER 31, 2011 (RESTATED)

						Deficit
						Accumulated
			Additional	Common		During the
	Common		Paid-in	Stock	Accumulated	Development
	Shares	Amount	Capital	Subscribed	Deficit	Stage	Total
Balance at December 31, 2006	8,627,275	$862,728	$2,757,275	$8,000	$(3,626,121)	$(54,887)	$(53,005)

Private placement	6,667,000	666,700	(233,736)	—	—	—	432,964
Prior stock subscription	34,000	3,400	6,732	(8,000)	—	—	2,132
Conversion of convertible debt	208,000	20,800	41,184	—	—	—	61,984
Net loss for the year ended December 31, 2007-restated	—	—	—	—	—	(423,844)	(423,844)

Balance at December 31, 2007 (restated)	15,536,275	1,553,628	2,571,455	—	(3,626,121)	(478,731)	20,231

Preferred shares issued as dividend	—	—	(1,718)	—	—	—	(1,718)
Cash in lieu of stock	—	—	(3,150)	—	—	—	(3,150)
Net income for the year ended December 31, 2008-restated	—	—	—	—	—	99,192	99,192

Balance at December 31, 2008 (restated)	15,536,275	1,553,628	2,566,587	—	(3,626,121)	(379,539)	114,555

Preferred shares issued as dividend	—	—	(1,542)	—	—	—	(1,542)
Cash in lieu of stock	—	—	(1,160)	—	—	—	(1,160)
Net loss for the year ended December 31, 2009-restated	—	—	—	—	—	(401,956)	(401,956)

Balance at December 31, 2009 (restated)	15,536,275	1,553,628	2,563,885	—	(3,626,121)	(781,495)	(290,103)

Preferred shares issued as dividend	—	—	(1,697)	—	—	—	(1,697)
Cash in lieu of stock	—	—	(1,180)	—	—	—	(1,180)
Net loss for the year ended December 31, 2010-restated	—	—	—	—	—	(30,302)	(30,302)

Balance at December 31, 2010 (restated)	15,536,275	1,553,628	2,561,008	—	(3,626,121)	(811,797)	(323,282)

Preferred shares issued as dividend	—	—	(1,863)	—	—	—	(1,863)
Net loss for the year ended December 31, 2011	—	—	—	—	—	(221,960)	(221,960)

Balance at December 31, 2011	15,536,275	$1,553,628	$2,559,145	$—	$(3,626,121)	$(1,033,757)	$(547,105)

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,		Cumulative During the Development Stage (January 1, 1999 to December
	2011	2010	31, 2011)
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(88,620)	$103,038	$(477,582)
Adjustment to reconcile to net loss to net cash used in operating activities:
Change in warrant liability	(16,250)	(190,322)	(70,037)
Change in assets and liabilities:
Accounts payable and accrued expenses	7,787	(1,121)	(6,004)

Net cash used in operating activities	(97,083)	(88,405)	(553,623)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	—	—	56,500
Proceeds from private placement/exercise of stock warrants	—	—	5,500
Capital contribution	—	—	8,000
Proceeds from private placement	—	—	1,962,358
Cash dividends paid on preferred stock	—	(1,180)	(5,490)
Net cash provided by (used in) financing activities	—	(1,180)	2,026,868

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,083)	(89,585)	1,473,245
Cash and cash equivalents, at beginning of year/period	1,581,989	1,671,574	11,661
CASH AND CASH EQUIVALENTS, END OF YEAR/ PERIOD	$1,484,906	$1,581,989	$1,484,906

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—	$—
Income taxes	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value	$(133,340)	$(133,340)	$(556,175)
Transfer of warrant liability from long term to current liability	$70,991	$—	$70,991
Preferred stock issued as stock dividend	$1,863	$1,697	$6,820
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$—	$—	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$—	$—	$10,200

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL TATEMENTS

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

NOTE 2  -  PRIOR PERIOD ADJUSTMENT

The financial statements of the Company as of and for the year ended December 31, 2010 and for the period from January 1, 1999 (inception) to December 31, 2010 have been restated as a result of management’s determination that the Company had misclassified warrants and convertible preferred stock issued to investors in the private placement offering occurring on September 7, 2007.  The warrants and convertible preferred stock were previously reported as equity. Upon further review of the terms of the respective private placement agreements, management concluded that the warrants should have been classified as a liability and the preferred stock should have been classified as mezzanine equity at inception.  The warrants should be reported at fair value at the balance sheet date.  The convertible preferred stock should be adjusted to its maximum redemption amount at each balance sheet date.

The restatement of these errors decreased the Company’s net loss attributable to common stockholders, as originally reported for the year ended December 31, 2010 by $56,982 ($.01 per basic and diluted share) to a loss attributable to common stockholders of $30,302. The restated balances at January 1, 2010 also include a decrease in preferred stock of $17,078, a decrease in additional paid-in capital of $1,516,060, an increase in deficit accumulated during the development stage of $426,030, and an increase in warrant liabilities and the convertible preferred stock of $277,562 and $1,681,606, respectively. The restatement had no effect on the Company’s cash and loss from operations or net cash used in operating activities for the year ended December 31, 2010. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

NOTE 2  -  PRIOR PERIOD ADJUSTMENT - Continued

The effects of the restatement on the Company’s balance sheet as of December 31, 2010 and statements of operations and cash flows for the year then ended is as follows:

BALANCE SHEET AS OF DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Warrant liability	$—	$87,240	$87,240
Redeemable and Convertible Preferred Stock	$—	$1,816,643	$1,816,643
Preferred Stock	$18,775	$(18,775)	$—
Common stock	$1,553,628	$—	$1,553,628
Additional paid-in capital	$4,077,068	$(1,516,060)	$2,561,008
Accumulated deficit	$(3,626,121)	$—	$(3,626,121)
Deficit accumulated during the development stage	$(442,749)	$(369,048)	$(811,797)
Stockholders’ equity (deficit)	$1,580,601	$(1,903,883)	$(323,282)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability (expense)income	$—	$190,322	$190,322
Net (loss) income for the year	$(87,284)	$190,322	$103,038
Accretion of preferred stock to redemption value	$—	$(133,340)	$(133,340)
Net (loss) income attributable to common stockholders	$(87,284)	$56,982	$(30,302)
Net (loss) income per share — basic and diluted attributable to common stockholders	$(0.01)	$0.01	$(0.00)

STATEMENT OF OPERATIONS FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability (expense)income	$—	$53,787	$53,787
Net (loss) income for the year	$(442,749)	$53,787	$(388,962)
Accretion of preferred stock to redemption value	$—	$(422,835)	$(422,835)
Net loss attributable to common stockholders	$(442,749)	$(369,048)	$(811,797)

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Net (loss) income for the year	$(87,284)	$190,322	$103,038
Change in warrant liability	$—	$(190,322)	$(190,322)
Net cash used in operating activities	$(88,405)	$—	$(88,405)

STATEMENT OF CASH FLOWS FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Net (loss) income for the year	$(442,749)	$53,787	$(388,962)
Change in warrant liability	$—	$(53,787)	$(53,787)
Net cash used in operating activities	$(456,540)	$—	$(456,540)

NOTE   3   -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions.  As of December 31, 2011, and 2010, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,485,000 and $1,581,000, respectively.

Income Taxes

The asset and liability method is used in accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured assuming enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those such assets will be realized.

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”.  There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2011 and 2010, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Basic and Diluted Net Loss Per Share:

Basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.  Diluted loss per share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the exercise of common stock equivalents.

We have excluded 27,546,000 and 25,683,000 common stock equivalents (preferred stock and warrants) from the calculation of diluted loss per share for the years ended December 31, 2011 and 2010, respectively, which, if included, would have an antidilutive effect.

Recently Issued Accounting Pronouncements Affecting the Company:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statement.

NOTE   4  -  INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2011 and 2010, due to the Company’s operating losses.  At December 31, 2011 and 2010 the Company had unused net operating loss carry-forwards of approximately $1,300,000 and $1,700,000 which expire at various dates through 2030.  Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2011 and 2010, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future. During the year ended December 31, 2011, approximately $510,000 of net operating loss-carry forwards expired.

	2011	2010
		(Restated)
Deferred tax assets and valuation allowances consist of:

Deferred tax assets:
Net operating loss carry forwards	$520,176	$682,408

Less valuation allowance	(520,176)	(682,408)
Net deferred tax assets	$—	$—

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2008 through 2011 are open and potentially subject to examination by the Federal and Texas state taxing authorities.  Tax years 2007 through 2011 are open and potentially subject to examination by the New Jersey state taxing authority.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Year ended
	December 31,
	2011	2010
Tax benefits (expense) at statutory rate	35%	(35)%
Unrecognized tax benefits (expense) of current period tax losses	(35)%	35%
Effective tax rate	—	—

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

NOTE   5  -  PRIVATE PLACEMENT OFFERING:

On September 7, 2007, the Company completed a private placement, pursuant to which 13,334 units (the “Units”) were sold at a per Unit cash purchase price of $150, for a total subscribed amount of $2,000,100. Each Unit consists of: (1) one share of Series A 10% convertible preferred stock, par value $1.00, stated value $100 (the “Preferred Stock”); (2) 500 shares of the Company’s common stock, par value $0.10 (the “Common Stock”); and (3) 500 warrants (the “Warrants”) exercisable into Common Stock on a one-for-one basis.  The proceeds of $2,000,100 were allocated to the instruments as follows:

Warrant liabilities	$141,027
Redeemable and Convertible Preferred Stock	1,388,367
Common Stock	470,706
Total allocated gross proceeds:	$2,000,100

NOTE   5  -  PRIVATE PLACEMENT OFFERING - CONTINUED:

Warrants

As of December 31, 2011, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and expiration date at September 6, 2012.

	2011		2010
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	—	$—	—	$—
Exercised during the period	—	$—	—	$—
Expired during the period	—	$—	—	$—
Balance at December 31	6,909,000	$0.15	6,909,000	$0.15

At December 31, 2011 and 2010, the average remaining contractual life of the outstanding warrants was 0.69 year and 1.69 years, respectively.

The warrants, which were issued to investors in the September 7, 2007, private placement offering, contained a provision for net cash settlement in the event that there is a fundamental transaction or results in a Change of Control, then at the request of the Holder delivered before the 30th day after such Fundamental Transaction, the Company (or any such successor or surviving entity) was required to purchase the Warrant from the Holder for a purchase price, payable in cash within five Trading Days after such request (or, if later, on the effective date of the Fundamental Transaction), equal to the Black-Scholes value (calculated in accordance with Bloomberg, L.P. using a 180 day historical volatility) of the remaining unexercised portion of this Warrant. Due to this contingent redemption provision, the warrants required liability classification in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and were recorded at fair value. In addition, these warrants were not indexed to the Company’s stock, and therefore also required liability classification under ASC 815, “Derivatives and Hedging,” (ASC 815).

ASC 820 provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition. Fair values for warrants are determined using the Binomial Lattice valuation technique. The Binomial Lattice valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to maturity. Accordingly, within the contractual term, the Company provided multiple date intervals over which multiple volatilities and risk free interest rates were used. These intervals allow the Binomial Lattice valuation model to project outcomes along specific paths which consider volatilities and risk free rates that would be more likely in an early exercise scenario.

Significant assumptions are determined as follows:

Trading market values—Published trading market values;

Exercise price—Stated exercise price;

Term—Remaining term of the warrant;

Volatility—Historical volatility of peer companies experienced over a period consistent with the remaining contractual terms of the Warrants;

Risk-free rate—Yields on zero coupon U.S. Securities with terms consistent with the remaining terms of the warrants.

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Since the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is approximately ranging from 0.75% - 1.00%. For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

NOTE   5  -  PRIVATE PLACEMENT OFFERING - CONTINUED:

The warrants issued were not only subject to traditional anti-dilution protection, such as stock splits and dividends, but they were also subject to down-round anti-dilution protection. Accordingly, if the Company sold common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants would adjust to that lower amount. The Lattice model used to value the warrants with down-round anti-dilution protection provides for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants. Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provide for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Binomial Lattice calculations were performed which were probability weighted by considering both the Company’s (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	December 31, 2011	December 31, 2010	At transaction date
September 7, 2007 financing	$70,991	$87,240	$141,027

At December 31, 2011 and 2010, the number of shares indexed to the warrants as was 6,909,000 and 6,909,000, respectively

The following are the assumptions for the valuation of the fair value of the warrant liability:

	December 31, 2011	December 31, 2010	At transaction date
Warrants outstanding	6,909,000	6,909,000	6,909,000
Exercise price	$0.15	$0.15	$0.15
Equivalent interest rate	0.03%	0.24%	4.01%
Expected life (years)	0.69	1.69	5
Risk-free interest rate	0.12%	0.93%	4.14%
Expected volatility	77%	62%	53.94%

Effective June 30, 2012, the Company entered into amendments to its Warrant Agreement. The amendment to remove the put and the down round protection feature allows for the Warrants to be treated as equity beginning with the quarter ended June 30, 2012.  As a result, the fair value of the warrants of $70,991 as of December 31, 2011 was reclassified from a long-term liability to a current liability. The fair value of the warrants of $87,240 as of December 31, 2010 was recorded under long-term liabilities.

Series A 10% Convertible Preferred Stock

The principal terms of the Series A 10% Convertible Preferred Stock were as follows:

Voting rights — The Series A 10% Convertible Preferred Stock has voting rights (one vote per share) equal to those of the Company’s common stock.

Dividend rights — The Series A 10% Convertible Preferred Stock carries a fixed cumulative dividend, as and when declared by our Board of Directors, of 10% per annum, accrued daily, compounded annually and payable in cash upon a liquidation event for up to five years, as well as the right to receive any dividends paid to holders of common stock.

Conversion rights — The holders of the Series A 10% Convertible Preferred Stock have the right to convert any or all of their Series A 10% Convertible Preferred Stock, at the option of the holder, at any time, into common stock on a one for one thousand basis.

NOTE   5  -  PRIVATE PLACEMENT OFFERING - CONTINUED:

Redemption rights —The shares of the Series A 10% Convertible Preferred Stock may be redeemed by the Company, in whole or in part, at the option of the Company, upon written notice by the Company to the holders of Series A 10% Convertible Preferred Stock at any time in the event that the Preferred Stock of one or more holders has not been previously converted.  The Company shall redeem each share of Preferred Stock of such holders within thirty (30) days of the Company’s delivery of notice to such holders and such holders shall surrender the certificate(s) representing such shares of Preferred Stock.

Liquidation entitlement — In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A 10% Convertible Preferred Stock shall be entitled to receive, in preference to the holders of common stock, an amount equal to $100 per share of Series A 10% Convertible Preferred Stock plus all accrued and unpaid dividends.

At any time on or after August 2, 2011, the Holders of 66 2/3% or more of the Preferred Stock then outstanding could have requested liquidation of their Preferred Stock.  In the event that, at the time of such requested liquidation, the Company’s cash funds (in excess of a $50,000 reserve fund) then available to effect such requested liquidation were inadequate for such purpose, then such requested liquidation shall take place (on a ratable basis) only to the extent such excess cash funds were available for such purpose.

Other provisions — There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

The Company has classified the Series A 10% Convertible Preferred Stock as temporary equity because it is redeemable upon the occurrence of an event that is not solely within the control of the issuer.

NOTE   6  -  DIVIDENDS:

On November 1, 2010, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock.  Stockholders of record as of November 15, 2010 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2010.  As of November 1, 2010, the Company had 17,078 shares of Preferred Stock outstanding, the total dividend paid consisted of 1,697 shares of Series A Preferred Stock (which are convertible into 1,697,000 shares of Common Stock) and $1,180 cash in lieu of fractional shares.  Due to the absence of Retained Earnings, the $1,180 of cash and $1,697 par value of Preferred Stock dividend totaling $2,877 was charged against Additional Paid-in Capital.

On November 1, 2011, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Stockholders of record as of November 15, 2011 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2011. As of November 1, 2011, the Company had 18,774 shares of Preferred Stock outstanding; the total dividend paid consisted of 1,863 shares of Series A Preferred Stock (which are convertible into 1,863,000 shares of Common Stock) and a total of 14 fractional shares which will be accumulated until whole shares can be issued.  Due to the absence of Retained Earnings, the $1,863 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

NOTE   7  -  STOCKHOLDERS’ DEFICIT:

The Company’s 2008 Stock Awards Plan was approved April 9, 2008 by the Board of Directors and ratified at the Company’s annual meeting of stockholders held on June 3, 2008. The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan is administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan. As of December 31, 2011 no equity had been issued under the 2008 Plan.

NOTE   8  -  FAIR VALUE MEASUREMENTS:

ASC 820, “Fair Value Measurements and Disclosure,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs — Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

There were no transfers in or out of any level during the year ended December 31, 2011.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2011 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

Warrant liability — the Company’s warrant liability is classified within Level 3 of the fair value hierarchy and the value of the warrants are re-measured every quarters and each year using the Binomial Lattice valuation model with the assumptions as stated note 5.

The following tables provide information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, respectively.

	Carrying Amount In Balance Sheet	Fair Value December 31,	Fair Value Measurement Using
	December 31, 2011	2011	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$645,000	$645,000	$645,000	$—	$—
Treasury Bills	$840,000	$840,000	$840,000	$—	$—
Total Assets:	$1,485,000	$1,485,000	$1,485,000	$—	$—

Liabilities:
Warrant Liability	$70,991	$70,991	$—	$—	$70,991

NOTE   8  -           FAIR VALUE MEASUREMENTS  -  CONTINUED:

	Carrying Amount In Balance Sheet	Fair Value December 31,	Fair Value Measurement Using
	December 31, 2010	2010	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,570,000	$1,570,000	$1,570,000	$—	$—
Treasury Bills	$—	$—	$—	$—	$—
Total Assets:	$1,570,000	$1,570,000	$1,570,000	$—	$—

Liabilities:
Warrant Liability	$87,240	$87,240	$—	$—	$87,240

NOTE 9  -  COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000.  No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10  -  SUBSEQUENT EVENTS:

Amendments made to the Preferred Stock and Warrant Agreements.

After review of the Section 5(b) of the original Series A 10% Convertible Preferred Stock and Section 9(c) and Section 9(d) of the original Warrant Agreement of the Preferred Stock and Warrant Agreement, and the resulting accounting consequence as mentioned in note 2, the Company decided to amend the respective agreements to delete these sections. The Company explained to the holders of these instruments that these were unintended consequences, and the holders of the instruments were not materially disadvantaged due to these amendments.

On or before June 30, 2012, the holders of the Convertible Preferred Stock agreed to an amendment to the Series A 10% Convertible Preferred Stock which deleted the liquidation provision. As a result, the Convertible Preferred Stock will be shown as equity (rather than temporary equity) in all filings beginning with the quarter ended June 30, 2012.

Effective June 30, 2012, the Company entered into amendments to its Warrant Agreement. The amendments were as follows:

•                                          Extend the term of the warrants from September 7, 2012 to September 7, 2014.

•                                          Remove the contingent put feature contained in Section 9(c) which would provide the holder of the Warrant a right to “put” in the event of a fundamental transaction as defined in the agreement (contingent put).

•                                          Remove the “down round” protection contained in Section 9(d).

The amendment to remove the put and the down round protection feature allows for the Warrants to be treated as equity for all filings beginning with the quarter ended June 30, 2012.  The amendments to the Warrants resulted in an approximate increase in value of $10,600 which was based on comparing the valuation of the modified warrants using the current assumptions to the valuation immediately prior to the modification. Because the warrants are fully vested the total was recognized immediately upon modification. A Binomial Lattice valuation model was used to value the instrument before and after modification since this model incorporates assumptions a marketplace participant would likely consider including the down round protection, the fundamental transaction provision and potential for early exercise. Since the majority of the holders of the Convertible Preferred Stock and the Warrants are the same, the amendments to the Warrants were considered as consideration for all holders.

NOTE 11  —  RESTATED QUARTERLY FINANCIAL SUMMARY

	For the 3 months ended 3/31/2010 (Restated)	For the 3 months ended 6/30/2010 (Restated)	For the 3 months ended 9/30/2010 (Restated)	For the 3 months ended 12/31/2010 (Restated)	January 1, 1999 (Inception) to December 31, 2010
	unaudited	unaudited	unaudited	unaudited	audited
Income Statement Data:
Revenues	$—	$—	$—	$—	$—
Net income (loss)	38,903	113,555	(147,260)	97,840	(388,962)
Net income (loss) attributable to the common stockholders	5,568	80,220	(180,595)	64,505	(811,797)

Loss per share:
Basic and diluted loss per common share	$—	$—	$—	$—	$—

	As of
	3/31/2010 (Restated)	6/30/2010 (Restated)	9/30/2010 (Restated)	12/31/2010 (Restated)
	unaudited	unaudited	unaudited	audited
Balance Sheet Data:
Total assets	$1,658,682	$1,620,302	$1,600,031	$1,581,989
Short-term debt	—	—	—	—
Total liabilities	228,276	76,341	203,330	88,628
Preferred Stock	1,714,941	1,748,276	1,781,611	1,816,643
Stockholders’ deficit	$(284,535)	$(204,315)	$(384,910)	$(323,282)

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.               CONTROLS AND PROCEDURES.

(a)                                 Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2011, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting for the period as disclosed below.

(b)                                 Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•                          Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;

•                          Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the board of directors of the Company; and

•                          Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting as of December 31, 2011. We had not designated or otherwise maintained adequate controls to ensure that we adopted accepted accounting policies with respect to non-routine matters, such as the accounting for warrants.  In particular, we concluded that FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, had not been applied properly. As a result, as disclosed in the Explanatory Note to this Form 10-K and in Note 2 to our financial statements included in this Form 10-K, we restated our financial statements as of and for the fiscal year ended December 31, 2010 and as of and the fiscal quarters ended March 31, June 30, and September 30, 2010.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2011. The above weakness and resulting misstatement are believed to be inadvertent and unintentional. In addition, we have implemented remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. During the first quarter of 2013, the remedial measures we have implemented include the following

•                          We have designed new controls to help ensure that we adopt new accounting guidance with respect to non-routine transactions in a timely manner;

•                          We have hired additional accounting personnel and brought previously outsourced administrative accounting functions in-house to ensure additional continuity among all company transactions and accounting functions.

Our management is committed to improving our internal controls. We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to put effective controls in place.

Our management does not believe that the material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the year ended December 31, 2011 to contain a material misstatement.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

(c)                                  Changes in Internal Controls over Financial Reporting.

We will regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new and more efficient systems, consolidating activities, and migrating processes.

During the year ended December 31, 2011, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B.                                       OTHER INFORMATION.

None

PART III

ITEM 10.                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

Allen T. McInnes, Ph.D., 75

Joined the Board of Directors in 1993 and has served as Chairman of the Board, President, and Treasurer of the Company since 1997; Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, since 1993; Chairman of the Board of TGC from July 1993 to March 2004 and Presiding Director of the Board since March 2004; Chief Executive Officer of TGC from August 1993 to March 1996; Director of Tetra Technologies, a chemical manufacturer, from 1993 to 2012; President and Chief Executive Officer of Tetra Technologies, Inc. from April 1996 to January 2000; and Dean of the Rawls College of Business at Texas Tech University from September 2001 to September 2012. Dr. McInnes was selected to serve as a director of the Company due to his extensive background as an experienced leader of major organizations, his experience serving on the boards of other public companies, and his experience as chief executive officer of another public company. In addition, Dr. McInnes’ experience as Dean of the Business School at Texas Tech University provides the Board with a link to developments in business management practices.

Chairman of the Board, President and Treasurer

Herbert M. Gardner, 73

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

William J. Barrett, 73

Secretary of the Company since 2001, was a Director of the Company from 1996 to 1997, and rejoined the Board of Directors in 2001; Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, since 1980; Secretary of TGC from 1986 to November 1997; President of W. J. Barrett Associates, Inc., an investment banking firm, since June 2009; President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc., a manufacturer of specialized truck bodies and shuttle buses, since 1979; Director of Babson Corporate Investors, a close-end investment company, since July of 2006; and a Director of Babson Participation Investors, a close-end investment company, since July of 2006. Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company’s business, history, and organization, as well as extensive leadership experience.

Secretary and Director

Edward L. Flynn, 78

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

Wayne A. Whitener, 61

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

Allen T. McInnes	75	Chairman, President, and Treasurer
Herbert M. Gardner	73	Vice President
William J. Barrett	73	Secretary
Ann C. W. Green	71	Chief Financial Officer and Assistant Secretary

Additional information regarding Messrs. McInnes, Gardner, and Barrett is included in the foregoing information relating to the Board of Directors.  Ms. Green has served as Chief Financial Officer and Assistant Secretary of the Company since 2001.  She is Vice President of W. J. Barrett Associates, Inc., a private merchant banking firm.  Ms. Green also serves as Assistant Secretary of each of Supreme Corporation, a specialized manufacturer of truck bodies and shuttle buses, and TGC Industries, Inc., a geophysical services company.  She previously served for 15 years as Assistant Vice President of Janney Montgomery Scott, LLC, an investment banking firm.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C. W. Green, Chief Financial Officer	2011	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000
	2010	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following tabulation sets forth the names of those persons known to management to be beneficial owners of more than five percent of the Common Stock as of April 30, 2013.  The tabulation also sets forth information with respect to the Common Stock which is beneficially owned by each director and executive officer of the Company, and by all directors and executive officers of the Company as a group, as of April 30, 2013 (including shares beneficially owned by such persons, pursuant to the rules of beneficial ownership, as a result of the ownership of certain warrants and other securities convertible into Common Stock) according to data furnished by the persons named.  Persons having direct beneficial ownership of Common Stock possess the sole voting and dispositive power in regard to such stock.  As of April 30, 2013 there were 15,536,275 shares of Common Stock outstanding.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)
Allen T. McInnes P. O. Box 6199 Fair Haven, NJ 07704	Common	5,376,954	(5)	28.6%

Herbert M. Gardner P. O. Box 463 Wading River, NY 11792	Common	3,724,387	(2) (5)	20.5%

William J. Barrett P. O. Box 6199 Fair Haven, NJ 07704	Common	5,198,405	(3) (5)	26.9%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	1,830,359	(4) (5)	10.8%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	42,738		*

Ann C. W. Green P. O. Box 6199 Fair Haven, NJ 07704	Common	810,775	(5)	5.1%

All directors & officers as a group (6 persons)	Common	16,983,618	(2)(3)(4)(5)	62.5%

(1) The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, based on number of shares outstanding plus the Common Stock underlying the warrants and Series A Convertible Preferred Stock.

(2) Includes 167,590 shares of Common Stock owned by the Mary K. Gardner Estate.  Mr. Gardner has disclaimed beneficial ownership of these shares.

(3) Includes 286,345 shares of Common Stock owned by William J. Barrett’s wife.  Mr. Barrett has disclaimed beneficial ownership of these shares.

(4) Includes 167,000 shares of Common Stock owned by Edward L. Flynn’s wife.  Mr. Flynn has disclaimed beneficial ownership of these shares.

(5) Includes the Common Stock underlying warrants and Series A Preferred Stock held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying Warrants Beneficially Owned

Allen T. McInnes	2,525,000	766,500
Herbert M. Gardner(1)	1,917,000	712,500
William J. Barrett(2)	3,553,000	245,500
Edward L. Flynn(3)	1,096,000	334,000
Ann C. W. Green	385,000	118,500
Total	9,476,000	2,177,000

(1) Includes 289,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the Mary K. Gardner Estate.  Mr. Gardner has disclaimed beneficial ownership of the shares.

(2) Includes 548,000 and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse.  Mr. Barrett has disclaimed beneficial ownership of the shares.

(3) Includes 548,000 shares and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse.  Mr. Flynn has disclaimed beneficial ownership of the shares.

Depositories such as The Depository Trust Company (Cede & Company) as of April 30, 2013 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares.  The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof.  The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2011 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14.                 PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q were $21,500 and $22,500 for 2011 and 2010, respectively.

Audit-Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm in 2011 for XBRL services were $4,000 and $0 for 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the preparation of the Company’s corporate tax returns were $3,000 for each of 2011 and 2010.

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

4.7

Statement of Resolution Regarding Series of Preferred Stock of the Company, filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 21, 2008, and incorporated herein by reference:

4.8

Form of Agreement dated March 30, 2012, among the Company and various holders of Chase Packaging Corporation’s Series A 10% Convertible Preferred Stock, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.

4.9

Form of Amendment No. 1 to Warrant Agreement dated to be effective June 30, 2012, filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2012, and incorporated herein by reference.

4.10

Statement of Resolution Regarding Series of Preferred Stock of the Company, filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 10, 2012, and incorporated herein by reference.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: June 12, 2013	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 12, 2013	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: June 12, 2013	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary

Date: June 12, 2013	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: June 12, 2013	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: June 12, 2013	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: June 12, 2013	By:	/s/ Wayne Whitener
Wayne Whitener
Director