Form 10-K/A
period 2011-12-31
CHASE PACKAGING CORP
filed 2013-06-21
CIK 1025771

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

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated:

None

PART I

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed with regard to the Annual Report for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on June 12, 2013 for the sole purpose of adding the conformed signature of the Independent Registered Public Accounting Firm, Parente Beard LLC, to the Report of Independent Registered Public Accounting Firm dated June 12, 2013 (contained in Part II, Item 8 of the original Form 10-K), which was accidentally omitted from the original filing of the Form 10-K although Parente Beard LLC had issued its manually signed copy of the report to Chase Packaging Corporation and Chase Packaging Corporation had the signed copy of the report in its possession when the original Form 10-K was filed.

This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K and does not modify or update the disclosure therein. This Form 10-K/A contains all the disclosure in the original Form 10-K with the only addition being the conformed signature of Parente Beard LLC, updating references from Form 10-K to the Amendment No. 1 to Form 10-K (the “Form 10-K/A”) and filing new Exhibits 31.1, 31.2, 32.1 and 32.2 to reflect the current date.

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

For a full description of the restatement, see Note 2 “Prior Period Adjustment” of the “Notes to the Financial Statements” that are included in Part II, Item 8 of this Form 10-K/A.

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

See the Explanatory Note to this Amendment No. 1 to Annual Report on Form 10-K/A and Note 2 to the Financial Statements for more detailed information regarding the restatement of our financial statements for the years ended December 31, 2007 to 2010.

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

/s/ ParenteBeard LLC

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

NOTES TO FINANCIALS TATEMENTS

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

In connection with management’s assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting as of December 31, 2011. We had not designated or otherwise maintained adequate controls to ensure that we adopted accepted accounting policies with respect to non-routine matters, such as the accounting for warrants.  In particular, we concluded that FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, had not been applied properly. As a result, as disclosed in the Explanatory Note to this Form 10-K/A and in Note 2 to our financial statements included in this Form 10-K/A, we restated our financial statements as of and for the fiscal year ended December 31, 2010 and as of and the fiscal quarters ended March 31, June 30, and September 30, 2010.

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

PART IV

ITEM 15.                 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)         The following documents are filed as a part of this report:

(1)         Financial Statements included in Item 8 above are filed as part of this Amendment No. 1 to the Annual Report.

(2)         Financial Statement Schedules included in Item 8 herein:

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore, have been omitted.

(3)         Exhibits:  The information required by this Item 15(a)(3) is set forth in the Index to Exhibits accompanying this Amendment No.1 to the Annual Report on Form 10-K/A.

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

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: June 21, 2013	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: June 21, 2013	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary