Form 10-Q
period 2012-03-31
CHASE PACKAGING CORP
filed 2013-10-11
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2013
Common Stock, par value $.10 per share	15,536,275 shares

Table of Contents

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets (unaudited) —March 31, 2012 and December 31, 2011	3

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2012) and the Three Months Ended March 31, 2012 and 2011	4

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2012) and the Three Months Ended March 31, 2012 and 2011	5

	Notes to Interim Condensed Financial Statements (Unaudited)	6 -14

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4	Controls and Procedures	16

PART II	Other Information

ITEM 1.	Legal Proceedings.	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

ITEM 3.	Defaults upon Senior Securities.	18

ITEM 4.	Mine Safety Disclosures.	18

ITEM 5.	Other Information.	18

ITEM 6.	Exhibits.	19

SIGNATURES		20

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash	$1,471,979	$1,484,906

TOTAL ASSETS	$1,471,979	$1,484,906

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT-

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,384	$9,174
Warrant liability	36,826	70,991
TOTAL CURRENT LIABILITIES	63,210	80,165

COMMITMENTS AND CONTINGENCIES	-	-

PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 20,637 and 20,637 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively: liquidation preference of $2,063,700 and $2,063,700 as of March 31, 2012 and December 31, 2011, respectively	1,985,181	1,951,846

STOCKHOLDERS’ DEFICIT:
Common stock, $.10 par value 200,000,000 shares authorized; 15,536,275 shares issued and outstanding as of March 31, 2012 and December 31, 2011	1,553,628	1,553,628
Additional paid-in capital	2,559,145	2,559,145
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,063,064)	(1,033,757)
TOTAL STOCKHOLDERS’ DEFICIT	(576,412)	(547,105)

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT	$1,471,979	$1,484,906

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Month Ended March 31,		Cumulative During the Development Stage (January 1, 1999 to March
	2012	2011	31, 2012)
		(Restated)	(Restated)

NET SALES	$-	$-	$-

EXPENSES:
General and administrative expense	30,175	22,210	629,086

LOSS FROM OPERATIONS	(30,175)	(22,210)	(629,086)

OTHER INCOME (EXPENSE)

Interest expense	-	-	(8,591)
Interest and other income	38	198	59,921
Change in warrant liability	34,165	28,956	104,202

TOTAL OTHER INCOME (EXPENSE)	34,203	29,154	155,532

INCOME/(LOSS) BEFORE INCOME TAXES	4,028	6,944	(473,554)

Provision for income taxes	-	-	-

NET INCOME/(LOSS)	$4,028	$6,944	$(473,554)
Accretion of preferred stock to redemption value	(33,335)	(33,335)	(589,510)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(29,307)	$(26,391)	$(1,063,064)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS - (Unaudited)

	For The Three Months Ended March 31,		Cumulative During the Development Stage (January 1, 1999 to March
	2012	2011	31, 2012)
		(restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,028	$6,944	$(473,554)
Adjustment to reconcile to net loss to net cash used in operating activities:
Change in warrant liability	(34,165)	(28,956)	(104,202)
Change in assets and liabilities:
Accounts payable and accrued expenses	17,210	13,387	11,206

Net cash used in operating activities	(12,927)	(8,625)	(566,550)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	-	56,500
Proceeds from private placement/exercise of stock warrants	-	-	5,500
Capital contribution	-	-	8,000
Proceeds from private placement	-	-	1,962,358
Cash dividends paid on preferred stock	-	-	(5,490)
Net cash provided by financing activities	-	-	2,026,868
NET INCREASE (DECREASE) IN CASH	(12,927)	(8,625)	1,460,318

Cash, at beginning of period	1,484,906	1,581,989	11,661

CASH, END OF PERIOD	$1,471,979	$1,573,364	$1,471,979

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value	$33,335	$33,335	$589,510
Preferred stock issued as stock dividend	$-	$-	$6,820
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$-	$-	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$-	$-	$10,200

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2012
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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2012, results of operations for the three month periods ended March 31, 2012 and 2011, and cash flows for the three month periods ended March 31, 2012 and 2011, as applicable, have been made. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 - PRIOR PERIODS ADJUSTMENTS:

The financial statements of the Company as of and for the three months ended March 31, 2011 and for the period from January 1, 1999 (inception) to March 31, 2011 have been restated as a result of management’s determination that the Company had misclassified warrants and convertible preferred stock issued to investors in the private placement offering occurring on September 7, 2007.  The warrants and convertible preferred stock were previously reported as equity. Upon further review of the terms of the respective private placement agreements, management concluded that the warrants should have been classified as a liability and the preferred stock should have been classified as mezzanine equity at inception.  The warrants should be reported at fair value at the balance sheet date.  The convertible preferred stock should be adjusted to its maximum redemption amount at each balance sheet date.

The restatement of these errors increased the Company’s net loss attributable to common stockholders, as originally reported for the three months ended March 31, 2011 by $4,379 ($0.00 per basic and diluted share) to a loss of $26,391. The restated balances at January 1, 2011 also include a reduction of additional paid-in capital of $1,516,060,  an increase in deficit accumulated during the development stage of $369,048, and an increase in warrant liabilities and the convertible preferred stock of $87,240 and $1,816,643, respectively. The restatement had no effect on the Company’s cash and loss from operations or net cash used in operating activities for the three months ended March 31, 2011. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

The effects of the restatement on the Company’s financial statements as of and for the three months ended March 31, 2011 and for the period from January 1, 1999 (inception) to March 31, 2011 are as follows:

BALANCE SHEET AS OF MARCH 31, 2011
	As Previously Reported	Effect of Restatement	As restated
Warrant liability	$-	$58,284	$58,284
Redeemable and convertible preferred stock (under mezzanine)	$-	$1,849,978	$1,849,978
Preferred Stock	$18,775	$(18,775)	$-
Common stock	$1,553,628	$-	$1,553,628
Additional paid-in capital	$4,077,068	$(1,516,060)	$2,561,008
Accumulated deficit	$(3,626,121)	$-	$(3,626,121)
Deficit accumulated during the development stage	$(464,761)	$(373,427)	$(838,188)
Stockholders' equity (deficit)	$1,558,589	$(1,908,262)	$(349,673)

NOTE 2 - PRIOR PERIODS ADJUSTMENTS (continued):

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011
	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability expense	$-	$28,956	$28,956
Net (loss) income for the period	$(22,012)	$28,956	$6,944
Accretion of preferred stock to redemption value	$-	$(33,335)	$(33,335)
Net loss attributable to common stockholders	$(22,012)	$(4,379)	$(26,391)
Net loss per share – basic and diluted attributable to common stockholders	$-	$(0.00)	$(0.00)

STATEMENT OF OPERATIONS FROM JANUARY 1, 1999 (INCEPTION) TO MARCH 31, 2011
	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability expense	$-	$82,743	$82,743
Net (loss) income for the period	$(464,761)	$82,743	$(382,018)
Accretion of preferred stock to redemption value	$-	$(456,170)	$(456,170)
Net loss attributable to common stockholders	$(464,761)	$(373,427)	$(838,188)

STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011
	As Previously Reported	Effect of Restatement	As restated
Net (loss) income	$(22,012)	$28,956	$6,944
Change in warrant liability	$-	$(28,956)	$(28,956)
Net cash used in operating activities	$(8,625)	$-	$(8,625)

STATEMENT OF CASH FLOWS FROM JANUARY 1, 1999 (INCEPTION) TO MARCH 31, 2011
	As Previously Reported	Effect of Restatement	As restated
Net (loss) income	$(464,761)	$82,743	$(382,018)
Change in warrant liability	$-	$(82,743)	$(82,743)
Net cash used in operating activities	$(465,165)	$-	$(465,165)

NOTE 3 - BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding.  Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the exercise of common stock equivalents.

We have excluded 27,546,000 common stock equivalents (preferred stock and warrants) from the calculation of diluted loss per share for the three months ended March 31, 2012 and March 31, 2011, which, if included, would have an antidilutive effect.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS:

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

Warrants

As of March 31, 2012 and 2011, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and expiration date at September 6, 2012.

	2012		2011
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-

Balance at March 31	6,909,000	$0.15	6,909,000	$0.15

As of March 31, 2012 and December 31, 2011, the average remaining contractual life of the outstanding warrants was 0.44 year and 0.69 years, respectively.

The warrants, which were issued to investors in the September 7, 2007, private placement offering, contained a provision for net cash settlement in the event that there was a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurred in which the consideration issued consisted principally of cash or stock in a non-public company, then the warrant holder had the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants required liability classification in accordance with ASC Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) and were recorded at fair value. In addition, these warrants were not indexed to the Company’s stock, and therefore also required liability classification under ASC 815, “Derivatives and Hedging,” (ASC 815).

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

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

Significant assumptions are determined as follows:
Trading market values—Published trading market values;
Exercise price—Stated exercise price;
Term—Remaining contractual term of the warrant;
Volatility—Historical trading volatility for periods consistent with the remaining terms;
Risk-free rate—Yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants.

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Since the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is approximately ranging from 0.75% to1.00%. For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

The warrants issued are not only subject to traditional anti-dilution protection, such as stock splits and dividends, but they were also subject to down-round anti-dilution protection. Accordingly, if the Company sold common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants would adjust to that lower amount. The Lattice model used to value the warrants with down-round anti-dilution protection provided for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants, Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provide for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Binomial Lattice calculations were performed which were probability weighted by considering both the Company’s (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	March 31, 2012	December 31, 2011	At transaction date

September 7, 2007 financing	$36,826	$70,991	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of March 31, 2012 and December 31, 2011, the number of shares indexed to the warrants as was 6,909,000 and 6,909,000, respectively.

The following are the assumptions for the valuation of the fair value of the warrant liability:

	March 31, 2012	December 31, 2011	At transaction date
Warrants outstanding	6,909,000	6,909,000	6,909,000
Exercise price	$0.15	$0.15	$0.15
Annual dividend yield	0.03%	0.03%	4.01%
Expected life (years)	0.44	0.69	5
Risk-free interest rate	0.12%	0.12%	4.14%
Expected volatility	69%	77%	53.94%

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

Effective June 30, 2012, the Company entered into an amendment to its Warrant Agreement. The amendment to remove the put and the down round protection feature allows for the Warrants to be treated as equity beginning with the quarter ended June 30, 2012.  The fair values of the warrants were $36,826 and $70,991 as of March 31, 2012 and December 31, 2011, respectively and were recorded under current liabilities.

Series A 10% Convertible Preferred Stock

The principal terms of the Series A 10% Convertible Preferred Stock were as follows:

Voting rights – The Series A 10% Convertible Preferred Stock has voting rights (one vote per share) equal to those of the Company’s common stock.

Dividend rights – The Series A 10% Convertible Preferred Stock carries a fixed cumulative dividend, as and when declared by our Board of Directors, of 10% per annum, accrued daily, compounded annually and payable in cash upon a liquidation event for up to five years, as well as the right to receive any dividends paid to holders of common stock.

Conversion rights – The holders of the Series A 10% Convertible Preferred Stock have the right to convert any or all of their Series A 10% Convertible Preferred Stock, at the option of the holder, at any time, into common stock on a one for one thousand basis.

Redemption rights –The shares of the Series A 10% Convertible Preferred Stock may be redeemed by the Company, in whole or in part, at the option of the Company, upon written notice by the Company to the holders of Series A 10% Convertible Preferred Stock at any time in the event that the Preferred Stock of one or more holders has not been previously converted.  The Company shall redeem each share of Preferred Stock of such holders within thirty (30) days of the Company's delivery of notice to such holders and such holders shall surrender the certificate(s) representing such shares of Preferred Stock.

Liquidation entitlement – In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A 10% Convertible Preferred Stock shall be entitled to receive, in preference to the holders of common stock, an amount equal to $100 per share of Series A 10% Convertible Preferred Stock plus all accrued and unpaid dividends.

At any time on or after August 2, 2011, the Holders of 66 2/3% or more of the Preferred Stock then outstanding could have requested liquidation of their Preferred Stock.  In the event that, at the time of such requested liquidation, the Company's cash funds (in excess of a $50,000 reserve fund) then available to effect such requested liquidation were inadequate for such purpose, then such requested liquidation should have taken place (on a ratable basis) only to the extent such excess cash funds were available for such purpose.

Other provisions – There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

The Company had classified the Series A 10% Convertible Preferred Stock as temporary equity because it was redeemable upon the occurrence of an event that is not solely within the control of the issuer.

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

NOTE 6 - DIVIDENDS - CONTINUED:

On November 1, 2011, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Stockholders of record as of November 15, 2011 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2011. As of November 1, 2011, the Company had 18,774 shares of Preferred Stock outstanding; the total dividend paid consisted of 1,863 shares of Series A Preferred Stock (which are convertible into 1,863,000 shares of Common Stock) with a fair value of $186,300 and a total of 14 fractional shares which will be accumulated until whole shares can be issued.  Due to the absence of Retained Earnings, the $1,863 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

NOTE 7 - STOCKHOLDERS’ DEFICIT:

The Company's 2008 Stock Awards Plan was approved April 9, 2008 by the Board of Directors and ratified at the Company's annual meeting of stockholders held on June 3, 2008.  The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan. As of March 31, 2012,  no equity had been issued under the 2008 Plan.

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

There were no transfers in or out of any level during the three months ended March 31, 2012 and the year ended December 31, 2011.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended March 31, 2012 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

NOTE 8 - FAIR VALUE MEASUREMENTS - CONTINUED:

Warrant liability — the Company’s warrant liability is classified within Level 3 of the fair value hierarchy and the value of the warrants are re-measured every quarter and each year using the Binomial Lattice valuation model with the assumptions as stated in note 5.

The following tables provide information on those assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3

Assets:
Money Market Funds	$1,472,000	$1,472,000	$1,472,000	$—	$—

Liabilities:
Warrant Liability	$37,000	$37,000	$—	$—	$37,000

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3

Assets:
Money Market Funds	$645,000	$645,000	$645,000	$—	$—
Treasury Bills	$840,000	$840,000	$840,000	$—	$—
Total Assets:	$1,485,000	$1,485,000	$1,485,000	$—	$—

Liabilities:
Warrant liability	$71,000	$71,000	$—	$—	$71,000

Level 3 Derivative Assets and Liabilities at Fair Value for the Quarter Ended March 31, 2012

Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Modification on warrants to change to equity	Transfers into level 3	Transfers out of level 3	Balance, end of period

$71,000	-	$34,000	-	-	-	-	-	$37,000

Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 31, 2011

Balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Modification on warrants to change to equity	Transfers into level 3	Transfers out of level 3	Balance, end of year

$87,000	-	$16,000	-	-	-	-	-	$71,000

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

On or before June 30, 2012, the holders of the Convertible Preferred Stock agreed to an amendment to the Series A 10% Convertible Preferred Stock which deleted the liquidation provision. As a result, the Convertible Preferred Stock will be classified as equity (rather than temporary equity) in all filings beginning with the quarter ended June 30, 2012.

Effective June 30, 2012, the Company entered into amendments to its Warrant Agreement. The amendments were as follows:

●	Extend the term of the warrants from September 7, 2012 to September 7, 2014.

●
Remove the contingent put feature contained in Section 9(c) which would provide the holder of the Warrant a right to “put” in the event of a fundamental transaction as defined in the agreement (contingent put).

●	Remove the “down round” protection contained in Section 9(d).

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

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this report are forward looking.  In particular, the statements herein regarding future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain.  The Company’s actual results may differ significantly from management’s expectations as a result of many factors.

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

Results of Operations

During the quarter ended March 31, 2012, the Company had no operations and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the three-month periods ended March 31, 2012 and 2011 were $30,175 and $22,210 respectively.  The Company had interest and other income of $38, and a net income of $4,028 during the three-month period ended March 31, 2012, compared with interest and other income of $198, and a net income of $6,944 during the comparable period of 2011.  The decrease in the net income were due primarily to the effect of the change of the value of warrants, classified as a liability of $34,165 and $28,956 for the three-month period ended March 31, 2012 and 2011 and offset by the increases in consulting fee which included in general and administrative expenses. The low interest income was primarily due to lower interest rates and lower cash balances.

Accretion of preferred stock to redemption value was $33,335 during the three-month period ended March 31, 2012 and the comparable period of 2011. Net loss attributable to common stockholders were $29,307 during the three-month period ended March 31, 2012, compared to $26,391 during the comparable period of 2011.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash balance as of March 31, 2012 of $1,471,979.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s stockholders.

Liquidity and Capital Resources

At March 31, 2012, the Company had cash of $1,471,979. Cash consists of cash held in a bank. Working capital at March 31, 2012 was $1,408,769.  Management believes that the Company’s cash is sufficient for its business activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash of approximately $13,000, and $8,600 were used in operations during the three-month period ended March 31, 2012 and 2011, respectively.

No cash flows were used or provided by investing activities during the first quarter of 2012 or during the first quarter of 2011.

No cash proceeds were used or provided by financing activities during the first quarter of 2012 or during the first quarter of 2011.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company’s invested balances and expenses incurred.  The Company expects to incur significant expenses in connection with its objective of identifying a merger partner or acquiring an operating business.

Recent Accounting Pronouncements

See Note 4 “Recent Accounting Pronouncements” in the Notes to Financial Statements in Item 1.  Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2012, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting for the period as disclosed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2012. We had not designated or otherwise maintained adequate controls to ensure that we adopted accepted accounting policies with respect to non-routine matters, such as the accounting for warrants or the anti-dilution make whole provisions on our common stock. In particular, we concluded that FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, had not been applied properly. As a result, as disclosed in Note 2 to our financial statements included in this Form 10-Q, we restated our financial statements as of and for the fiscal quarter ended March 31, 2011.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2012. The above weakness and resulting misstatement are believed to be inadvertent and unintentional. In addition, we have implemented remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. During the first quarter of 2013, the remedial measures we implemented include the following:

●	We have designed new controls to help ensure that we adopt new accounting guidance with respect to non-routine transactions in a timely manner;
●
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

Our management does not believe that this material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended March 31, 2012 to contain a material misstatement.

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Number	Description
4.1	Form of Agreement dated March 30, 2012, among the Company and various holders of Chase Packaging Corporation’s Series A 10% Convertible Preferred Stock, filed as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.

4.2
Form of Amendment No. 1 to Warrant Agreement dated to be effective June 30, 2012, filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 5, 2012, and incorporated herein by reference.

4.3
Statement of Resolution Regarding Series of Preferred Stock of the Company, filed as Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 10, 2012, and incorporated herein by reference.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended March 31, 2012, filed on October 11, 2013, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited) tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: October 11, 2013	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: October 11, 2013	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)