Form 10-Q
period 2012-06-30
CHASE PACKAGING CORP
filed 2013-10-11
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 1, 2013
Common Stock, par value $.10 per share	15,536,275 shares

Table of Contents

- INDEX -

		Page(s)

PART I	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets (Unaudited) - June 30, 2012 and December 31, 2011	3

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2012) and the Six and Three Months Ended June 30, 2012 and 2011	4

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2012) and the Six Months Ended June 30, 2012 and 2011	5

	Notes to Interim Condensed Financial Statements (Unaudited)	6-14

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4	Controls and Procedures	16

PART II	Other Information

ITEM 1.	Legal Proceedings.	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

ITEM 3.	Defaults upon Senior Securities.	18

ITEM 4.	Mine Safety Disclosures.	18

ITEM 5.	Other Information.	18

ITEM 6.	Exhibits.	19

SIGNATURES		20

EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash	$1,435,802	$1,484,906

TOTAL ASSETS	$1,435,802	$1,484,906

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$37,050	$9,174
Warrant liability	-	70,991
TOTAL CURRENT LIABILITIES	37,050	80,165

COMMITMENTS AND CONTINGENCIES	-	-

PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 20,637 shares issued and outstanding as of December 31, 2011, liquidation preference of $2,063,700 as of December 31, 2011	-	1,951,846

STOCKHOLDERS’ EQUITY/(DEFICIT):
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 20,637 shares issued and outstanding as of June 30, 2012, liquidation preference of $2,063,700 as of June 30, 2012	2,018,516	-
Common stock, $.10 par value 200,000,000 shares authorized; 15,536,275 shares issued and outstanding as of June 30, 2012 and December 31, 2011	1,553,628	1,553,628
Additional paid-in capital	2,560,321	2,559,145
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,107,592)	(1,033,757)
TOTAL STOCKHOLDERS’ EQUITY /(DEFICIT)	1,398,752	(547,105)

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$1,435,802	$1,484,906

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,		Cumulative During the Development Stage (January 1, 1999 to June 30,
	2012	2011	2012	2011	2012)
		(Restated)		(Restated)	(Restated)

NET SALES	$-	$-	$-	$-	$-

EXPENSES:
General and administrative expense	77,060	70,350	46,885	48,140	675,972

LOSS FROM OPERATIONS	(77,060)	(70,350)	(46,885)	(48,140)	(675,972)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-	(8,591)
Interest and other income	80	328	42	130	59,963
Change in warrant liability	60,419	32,445	26,254	3,489	130,456
Warrant liability extinguishment from modification of warrants	9,396	-	9,396	-	9,396

TOTAL OTHER INCOME	69,895	32,773	35,692	3,619	191,224

LOSS BEFORE INCOME TAXES	(7,165)	(37,577)	(11,193)	(44,521)	(484,748)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(7,165)	$(37,577)	$(11,193)	$(44,521)	$(484,748)
Accretion of preferred stock to redemption value	(66,670)	(66,670)	(33,335)	(33,335)	(622,845)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(73,835)	$(104,247)	$(44,528)	$(77,856)	$(1,107,593)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS - (Unaudited)

	For The Six Months Ended June 30,		Cumulative During the Development Stage (January 1, 1999 to June 30,
	2012	2011	2012)
		(restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,165)	$(37,577)	$(484,746)
Adjustment to reconcile to net loss to net cash used in operating activities:
Change in warrant liability	(60,419)	(32,445)	(130,457)
Warrant liability extinguishment from modification of warrants	(9,396)	-	(9,396)
Change in assets and liabilities:
Accounts payable and accrued expenses	27,876	14,124	21,872

Net cash used in operating activities	(49,104)	(55,898)	(602,727)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	-	56,500
Proceeds from private placement/exercise of stock warrants	-	-	5,500
Capital contribution	-	-	8,000
Proceeds from private placement	-	-	1,962,358
Cash dividends paid on preferred stock	-	-	(5,490)
Net cash provided by financing activities	-	-	2,026,868

NET INCREASE (DECREASE) IN CASH	(49,104)	(55,898)	1,424,141

Cash, at beginning of period	1,484,906	1,581,989	11,661

CASH, END OF PERIOD	$1,435,802	$1,526,091	$1,435,802

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value	$(66,670)	$(66,670)	$(622,845)
Modification on warrants to change to equity	$1,176	-	$1,176
Warrant liability extinguishment from modification of warrants	$9,396	-	$9,396
Preferred stock issued as stock dividend	$-	$-	$6,820
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$-	$-	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$-	$-	$10,200

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2012, results of operations for the three- and six- month periods ended June 30, 2012 and 2011, and cash flows for the six-month periods ended June 30, 2012 and 2011, as applicable, have been made. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2011, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 - PRIOR PERIODS ADJUSTMENTS:

The financial statements of the Company as of and for the three and six months ended June 30, 2011 and for the period from January 1, 1999 (inception) to June 30, 2011 have been restated as a result of management’s determination that the Company had misclassified warrants and convertible preferred stock issued to investors in the private placement offering occurring on September 7, 2007.  The warrants and convertible preferred stock were previously reported as equity. Upon further review of the terms of the respective private placement agreements, management concluded that the warrants should have been classified as a liability and the preferred stock should have been classified as mezzanine equity at inception.  The warrants should be reported at fair value at the balance sheet date.  The convertible preferred stock should be adjusted to its maximum redemption amount at each balance sheet date.

The restatement of these errors increased the Company’s net loss attributable to common stockholders, as originally reported for the three months ended June 30, 2011 by $29,846 ($0.01 per basic and diluted share) to a loss of $77,856 and for the six months ended June 30, 2011 by $34,225 ($0.01 per basic and diluted share) to a loss of $104,247. The restated balances at January 1, 2011 also include a reduction of additional paid-in capital of $1,516,060, an increase in deficit accumulated during the development stage of $369,048, and an increase in warrant liabilities and the convertible preferred stock of $87,240 and $1,816,643, respectively. The restatement had no effect on the Company’s cash and loss from operations or net cash used in operating activities for the three months and six months ended June 30, 2011. After reviewing the circumstances leading up to the restatement, management believes that the errors were inadvertent and unintentional. In addition, following the discovery of these errors, the Company began implementing procedures intending to strengthen its internal control processes and prevent a recurrence of these errors.

The effects of the restatement on the Company’s financial statements as of and for the three and six months ended June 30, 2011 and for the period from January 1, 1999 (inception) to June 30, 2011 are as follows:

BALANCE SHEET AS OF JUNE 30, 2011
	As Previously Reported	Effect of Restatement	As restated
Warrant liability	$-	$54,795	$54,795
Redeemable and convertible preferred stock (under mezzanine)	$-	$1,883,313	$1,883,313
Preferred stock	$18,775	$(18,775)	$-
Common stock	$1,553,628	$-	$1,553,628
Additional paid-in capital	$4,077,068	$(1,516,060)	$2,561,008
Accumulated deficit	$(3,626,121)	$-	$(3,626,121)
Deficit accumulated during the development stage	$(512,771)	$(403,273)	$(916,004)
Stockholders' equity (deficit)	$1,510,579	$(1,938,108)	$(427,529)

NOTE 2 - PRIOR PERIODS ADJUSTMENTS:

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011

	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability expense	$-	$3,489	$3,489
Net (loss) income for the period	$(48,010)	$3,489	$(44,521)
Accretion of preferred stock to redemption value	$-	$(33,335)	$(33,335)
Net loss attributable to common stockholders	$(48,010)	$(29,846)	$(77,856)
Net loss per share – basic and diluted attributable to common stockholders	$-	$(0.01)	$(0.01)

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011

	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability expense	$-	$32,445	$32,445
Net (loss) income for the period	$(70,022)	$32,445	$(37,577)
Accretion of preferred stock to redemption value	$-	$(66,670)	$(66,670)
Net loss attributable to common stockholders	$(70,022)	$(34,225)	$(104,247)
Net loss per share – basic and diluted attributable to common stockholders	$-	$(0.01)	$(0.01)

STATEMENT OF OPERATIONS FROM JANUARY 1, 1999 (INCEPTION) TO JUNE 30, 2011

	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability expense	$-	$86,232	$86,232
Net (loss) income for the period	$(512,771)	$86,232	$(426,539)
Accretion of preferred stock to redemption value	$-	$(489,505)	$(489,505)
Net loss attributable to common stockholders	$(512,771)	$(403,273)	$(916,044)

STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011

	As Previously Reported	Effect of Restatement	As restated
Net (loss) income	$(70,022)	$32,445	$(37,577)
Change in warrant liability	$-	$(32,445)	$(32,445)
Net cash used in operating activities	$(55,898)	$-	$(55,898)

STATEMENT OF CASH FLOWS FROM JANUARY 1, 1999 (INCEPTION) TO JUNE 30, 2011

	As Previously Reported	Effect of Restatement	As restated
Net (loss) income	$(512,771)	$86,232	$(426,539)
Change in warrant liability	$-	$(86,232)	$(86,232)
Net cash used in operating activities	$(512,438)	$-	$(512,438)

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

We have excluded 27,546,000 common stock equivalents (preferred stock and warrants) from the calculation of diluted loss per share for the three and six months ended June 30, 2012 and June 30, 2011, respectively, which, if included, would have an antidilutive effect.

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

Warrants

Effective June 30, 2012, the Company entered into an amendment to its Warrant Agreement. The amendment to remove the put and the down-round protection feature allows for the Warrants to be treated as equity beginning with the quarter ended June 30, 2012. The amendments to the Warrants resulted in an approximate increase in value of $10,600 which was based on comparing the valuation of the modified warrants using the current assumptions to the valuation immediately prior to the modification. On June 30, 2012, the $10,571 of warrants liability was extinguished and was charged against $9,396 of Warrant liability extinguishment on the Statement of Operation and $1,176 of Additional paid-in capital on the Balance Sheet.

As of June 30, 2012 and 2011, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and expiration date was extended from September 7, 2012 to September 6, 2014.

	2012		2011
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-

Balance at June 30	6,909,000	$0.15	6,909,000	$0.15

As of June 30, 2012 and December 31, 2011, the average remaining contractual life of the outstanding warrants was 2.19 years and 0.69 years, respectively.

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

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

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

The following table summarizes the fair value of the warrants liabilities as of the balance sheet date:

Fair values	June 30, 2012	December 31, 2011	At transaction date
September 7, 2007 financing	$-	$70,991	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of June 30, 2012 and December 31, 2011, the number of shares indexed to the warrants was 0 and 6,909,000, respectively.

The following are the assumptions for the valuation of the fair value of the warrant liability:

	June 30, 2012	December 31, 2011	At transaction date
Warrants outstanding	-	6,909,000	6,909,000
Exercise price	-	$0.15	$0.15
Annual dividend yield	-	0.03%	4.01%
Expected life (years)	-	0.69	5
Risk-free interest rate	-	0.12%	4.14%
Expected volatility	-	77%	53.94%

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

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

Other provisions – There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

Effective June 30, 2012, the holders of the Convertible Preferred Stock agreed to an amendment to the Series A 10% Convertible Preferred Stock which deleted the liquidation provision. As a result, the Convertible Preferred Stock will be classified as equity (rather than temporary equity) in all filings beginning with the quarter ended June 30, 2012.

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

NOTE 7 - STOCKHOLDERS’ EQUITY:

The Company's 2008 Stock Awards Plan was approved April 9, 2008 by the Board of Directors and ratified at the Company's annual meeting of stockholders held on June 3, 2008. The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018.  Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares.  A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock.  The 2008 Plan will be administered by a committee of the Board of Directors.  Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan. As of June 30, 2012 no equity had been issued under the 2008 Plan.

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

NOTE 8 - FAIR VALUE MEASUREMENTS - CONTINUED:

There were no transfers in or out of any level during the six months ended June 30, 2012 and  the year ended December 31, 2011.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended June 30, 2012 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

Warrant liability — the Company’s warrant liability is classified within Level 3 of the fair value hierarchy and the value of the warrants are re-measured every quarter and each year using the Binomial Lattice valuation model with the assumptions.  Beginning with the quarter ended June 30, 2012, the Company has no warrant liability after the amendment to warrant agreement as stated in note 5.

The following tables provide information on those assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,436,000	$1,436,000	$1,436,000	$—	$—

Liabilities:
Warrant liability	$—	$—	$—	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$645,000	$645,000	$645,000	$—	$—
Treasury Bills	$840,000	$840,000	$840,000	$—	$—
Total Assets:	$1,485,000	$1,485,000	$1,485,000	$—	$—

Liabilities:
Warrant liability	$71,000	$71,000	$—	$—	$71,000

Level 3 Derivative Assets and Liabilities at Fair Value for the Quarter Ended June 30, 2012

Balance, beginning of period	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at period-end	Purchases	Sales	Modification on warrants to change to equity	Transfers into level 3	Transfers out of level 3	Balance, end of period

$71,000	-	$60,000	-	-	$10,000	-	$1,000	-

Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 31, 2011

Balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Modification on warrants to change to equity	Transfers into level 3	Transfers out of level 3	Balance, end of year

$87,000	-	$16,000	-	-	-	-	-	$71,000

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

Results of Operations

During the six months and three months ended June 30, 2012, the Company had no operations, and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the six-month and three-month periods ended June 30, 2012 were $77,060 and $46,885, respectively, compared to $70,350 and $48,140 for the comparable periods of 2011.  Increases in general and administrative expenses during the six months ended June 30, 2012 are due primarily to consulting fees.

The Company had interest income of $80, change in warrant liability income of $60,419, warrant liability extinguishment from exercise of warrants of $9,396 and a net loss of $7,165 during the six-month period ended June 30, 2012, compared with interest income of $328, change in warrant liability income of $32,445 and a net loss of $37,577 during the comparable period of 2011. The decrease in the net loss of $30,500 was mainly due to the change of the value of warrants of $28,000 and the warrant liability extinguishment from exercise of warrants of $9,500 for the six-month period ended June 30, 2012 and offset by the increase in general and administrative expenses of $7,000.

The Company had interest income of $42, change in warrant liability income of $26,254, warrant liability extinguishment from exercise of warrants of $9,396 and a net loss of $11,193 during the three-month period ended June 30, 2012, compared with interest income of $130, change in warrant liability income of $3,489 and a net loss of $44,521 during the comparable period of 2011.  The low interest income was primarily due to lower interest rates and lower cash balances. The decrease in the net loss of $33,000 was mainly due to the change of the value of warrants of $23,000  for the three-month period ended June 30, 2012 and 2011, the warrant liability extinguishment from exercise of warrants of $9,500 for the six-month period ended June 30, 2012 and also the decrease in general and administrative expenses of $1,000.

Accretion of preferred stock to redemption value were $66,670 during the six-month period ended June 30, 2012, compared to $66,670 during the comparable period of 2011. Net loss attributable to common stockholders were $73,835 during the six-month period ended June 30, 2012, compared to $104,247 during the comparable period of 2011.

Accretion of preferred stock to redemption value were $33,335 during the three-month period ended June 30, 2012, compared to $33,335 during the comparable period of 2011. Net loss attributable to common stockholders were $44,528 during the three-month period ended June 30, 2012, compared to $77,856 during the comparable period of 2011.

Due to the closing of a private placement of the Company’s securities in the third quarter of 2007, the Company had a cash balance as of June 30, 2012 of $1,435,802.  The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s stockholders.

Liquidity and Capital Resources

At June 30, 2012, the Company had cash of $1,435,802.  Cash consists of cash held in a bank.  Working capital at June 30, 2012 was $1,398,752.  Management believes that the Company’s cash and cash equivalents are sufficient for its business development activities for at least the next 12 months and for the costs of securing a merger or acquisition.

Net cash of approximately $49,104 and $55,898 were used in operations during the six-month periods ended June 30, 2012 and 2011, respectively.

No cash flows were used or provided by investing activities during the first and second quarters of 2012 or during the first and second quarters of 2011.

No cash proceeds were provided by financing activities during the six-month period ended June 30, 2012 or during the six-month period ended June 30, 2011.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2012, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting for the period as disclosed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of June 30, 2012. We had not designated or otherwise maintained adequate controls to ensure that we adopted accepted accounting policies with respect to non-routine matters, such as the accounting for warrants or the anti-dilution make whole provisions on our common stock. In particular, we concluded that FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, had not been applied properly. As a result, as disclosed in Note 2 to our financial statements included in this Form 10-Q, we restated our financial statements as of and for the fiscal quarter ended June 30, 2011.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012. The above weakness and resulting misstatement are believed to be inadvertent and unintentional. In addition, we have implemented remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. During the first quarter of 2013, the remedial measures we implemented include the following:

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

Our management does not believe that the material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended June 30, 2012 to contain a material misstatement.

Changes in Internal Control over Financial Reporting.

During the three months ended June 30, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101
Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended June 30, 2012, filed on October 11, 2013, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited) tagged as blocks of text.

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