Form 10-K
period 2012-12-31
CHASE PACKAGING CORP
filed 2014-04-29
CIK 1025771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission File Number 0-21609

CHASE PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

636 River Road, Fair Haven, NJ 07704
(Address of principal executive offices and zip code)

(732) 741.1500
(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $305,270.

Number of shares of common stock outstanding as of April 29, 2014: 15,536,275.

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION
(A Development Stage Company)
FORM 10-K
For the Fiscal Year Ended December 31, 2012

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “ intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our; research and development activities, distributor channel; compliance with regulatory impositions; and our capital needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under “Part I, Item 1A, Description of Business - Risk Factors.”

ITEM 1. BUSINESS.

General

The Company is a Texas corporation which, prior to 1998, was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry. During 1997, the Company commenced an orderly liquidation of its assets (described below) which was completed in 1997. At present, management of the Company is seeking to secure a suitable merger partner wishing to go public or to acquire private companies to create investment value for the Company. For purposes of Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is considered a shell company.

History

Prior Business Operations

The Company was established in July of 1993 as a wholly-owned subsidiary of TGC Industries, Inc. On July 30, 1993, the Company purchased certain assets of Union Camp Corporation's packaging division for a purchase price of approximately $6.14 million. The assets purchased included substantially all of the business of weaving and constructing Saxolin® paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Union Camp’s packaging division. The properties acquired by Chase consisted of Union Camp's plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities.

The Company experienced losses from 1994 through 1997, and in 1997 the Company's secured lender decided not to renew the Company's operating line of credit. The Company's Board of Directors therefore determined that it was in the best interest of the Company and all of its creditors to liquidate in an orderly fashion.

Effective July 21, 1997, the Company sold its operations at Idaho Falls, Idaho, to Lockwood Packing Corporation ("Lockwood"). The assets sold included substantially all of the Company's equipment, furniture, fixtures, and other assets located in the Idaho Falls, Idaho, facility for a total of $75,000. In addition, the Company sold inventory from the Idaho Falls operation to Lockwood for $255,000. The proceeds from these sales were used to reduce the Company's loan balance with its lender.

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

Although we intend to carefully scrutinize the management of a prospective target business before effecting a business combination, we cannot assure you that our assessment of the target's management will prove to be correct. In addition, we cannot assure you that the target's future management will have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers and directors will remain associated in some capacity following a business combination, it is uncertain whether all of them will devote their full efforts to our affairs after a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades in the Pink Sheets under the symbol "CPKA." American Stock Transfer and Trust Company has determined that there were approximately 245 holders of record on December 31, 2012. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 26, 2012 were $0.01 and $0.01, respectively, and the last trade was $0.01.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2012 and December 31, 2011 are displayed in the following table:

	2012 Market Price		2011 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.06	$0.05	$0.15	$0.05
June 30	$0.05	$0.02	$0.05	$0.05
September 30	$0.02	$0.02	$0.06	$0.05
December 31	$0.03	$0.01	$0.06	$0.02

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

During the years ended December 31, 2012 and 2011, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents. The Company incurred a loss of $72,679 and $88,620 for the year ended December 31, 2012 and 2011, respectively. The loss was mainly due to the increase in general and administration expenses and the effect of the change of the value of warrants. General and administrative expenses were $142,656 for the year ended December 31, 2012 compared to $105,411 for the year ended December 31, 2011. The Company had interest and other income of $162, and a net loss of $72,679 for the year ended December 31, 2012, compared with interest and other income of $541, and a net loss of $88,620 for the year ended December 31, 2011. The changes of the value of warrants were $60,419 and $16,250 for the years ended December 31, 2012 and 2011, respectively.

Accretion of preferred stock to redemption value were $100,005 for the year ended December 31, 2012, compared to $133,340 for the year ended December 31, 2011. Net loss attributable to common stockholders was $172,684 for the year ended December 31, 2012, compared to $221,960 for the year ended December 31, 2011. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect from the change of the value of warrant to the net income/loss.

Amendments made to the Preferred Stock and Warrant Agreements.

On June 30, 2012, the Warrants were modified to extend the maturity date from September 7, 2012 to September 7, 2014 and to remove the fundamental transaction put feature and anti-dilution protection. On or before June 30, 2012, the holders of the Convertible Preferred Stock agreed to an amendment to the Series A 10% Convertible Preferred Stock which deleted the liquidation provision. As a result, the Convertible Preferred Stock is shown as equity (rather than temporary equity) in all filings beginning with the quarter ended June 30, 2012. The amendment to remove the put and the down round protection feature allows for the Warrants to be treated as equity for all filings beginning with the quarter ended June 30, 2012. Please see Note 5 to the financial statements for further explanation.

Liquidity and Capital Resources

At December 31, 2012, the Company had cash and cash equivalents of approximately $1,338,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $146,000 was used in operations during fiscal 2012, an increase of approximately $49,000 over the $97,000 used in operations during fiscal 2011. The increase was due primarily to costs incurred in connection with the Company’s efforts to the amendments made to the Preferred Stock and Warrant Agreements and to increase the legal and professional fees.

No cash flows were used or provided by investing activities for each of the periods presented.

No cash flows were used or provided by financing activities for each of the periods presented.

New Authoritative Pronouncements

See Note 3, "Summary of Significant Accounting Policies," in the notes to the financial statements in Item 8 for a full description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHASE PACKAGING CORPORATION
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firms	F-2 - F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Shareholders’ Equity	F-6 - F-8

Statements of Cash Flows	F-9

Notes to Financial Statements	F-10 - F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Chase Packaging Corporation
(A Development Stage Company)
Fair haven, NJ

We have audited the accompanying balance sheet of Chase Packaging Corporation (a Development Stage Company), as of December 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ ZBS Group, LLP

Plainview, NY
March 27, 2014

255 Executive Drive, Suite 400 Plainview, New York 11803
Tel: (516) 394-3344     Fax:  (516) 908-7867
www.zbscpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of Chase Packaging Corporation

We have audited the accompanying balance sheet of Chase Packaging Corporation (a development stage company) (the “Company”) as of December 31, 2011 and the related statements of operations, and cash flows for the year then ended, and the statement of shareholders’ equity for the period from January 1, 1999 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the 2010 financial statements have been restated to correct a material misstatement.

/s/ PARENTEBEARD LLC

New York, New York
June 12, 2013

CHASE PACKAGING CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:

Cash	$1,338,356	$1,484,906

TOTAL ASSETS	$1,338,356	$1,484,906

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,118	$9,174
Warrant liability	-	70,991
TOTAL CURRENT LIABILITIES	5,118	80,165

COMMITMENTS AND CONTINGENCIES	-	-

PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 20,637 shares issued and outstanding as of December 31, 2011, liquidation preference of $2,063,700 as of December 31, 2011	-	1,951,846

STOCKHOLDERS’ EQUITY/(DEFICIT):
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 22,704 shares issued and outstanding as of December 31, 2012, liquidation preference of $2,270,400 as of December 31, 2012	2,053,918	-
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of December 31, 2012 and 2011	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of December 31, 2012 and 2011	(49,759)	(49,759)
Additional paid-in capital	2,558,254	2,559,145
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,206,441)	(1,033,757)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	1,333,238	(547,105)

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$1,338,356	$1,484,906

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31,		Cumulative During the Development Stage (January 1, 1999 to December 31,
	2012	2011	2012)
			(Restated)
NET SALES	$-	$-	$-

EXPENSES:
General and administrative expense	142,656	105,411	741,567

LOSS FROM OPERATIONS	(142,656)	(105,411)	(741,567)
		-
OTHER INCOME (EXPENSE)

Interest expense	-	-	(8,591)
Interest and other income	162	541	60,045
Change in warrant liability	60,419	16,250	130,456
Warrant liability extinguishment from modification of warrants	9,396		9,396

TOTAL OTHER INCOME (EXPENSE)	69,977	16,791	191,306

LOSS BEFORE INCOME TAXES	(72,679)	(88,620)	(550,261)

Provision for income taxes	-	-	-

NET LOSS	$(72,679)	$(88,620)	$(550,261)
Accretion Preferred stock to redemption value	(100,005)	(133,340)	(656,180)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(172,684)	$(221,960)	$(1,206,441)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
PERIOD FROM JANUARY 1, 1999 – DECEMBER 31, 2012

	Preferred		Common		Additional Paid-in	Common Stock	Accumulated	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Shares	Amount	Total
Balance at January 1, 1999	-	$-	7,500,551	$750,055	$2,914,207	$-	$(3,626,121)	$-	(497,587)	$(49,759)	$(11,618)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	(5,510)	-	-	(5,510)

Balance at December 31, 1999	-	-	7,500,551	$750,055	2,914,207	-	(3,626,121)	(5,510)	(497,587)	$(49,759)	(17,128)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(891)	-	-	(891)

Balance at December 31, 2000	-	-	7,500,551	$750,055	2,914,207	-	(3,626,121)	(6,401)	(497,587)	$(49,759)	(18,019)
Private placement and warrant exercise	-	-	1,624,311	162,432	(156,932)	-	-	-	-	-	5,500
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(5,086)	-	-	(5,086)

Balance at December 31, 2001	-	-	9,124,862	912,487	2,757,275	-	(3,626,121)	(11,487)	(497,587)	$(49,759)	(17,605)
Stock subscriptions	-	-	-	-	-	8,000	-	-	-	-	8,000
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(7,082)	-	-	(7,082)

Balance at December 31, 2002	-	-	9,124,862	912,487	2,757,275	8,000	(3,626,121)	(18,569)	(497,587)	$(49,759)	(16,687)
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(8,221)	-	-	(8,221)

Balance at December 31, 2003	-	-	9,124,862	912,487	2,757,275	8,000	(3,626,121)	(26,790)	(497,587)	$(49,759)	(24,908)
Net income for the year ended December 31, 2004	-	-	-	-	-	-	-	1,237	-	-	1,237

Balance at December 31, 2004	-	-	9,124,862	912,487	2,757,275	8,000	(3,626,121)	(25,553)	(497,587)	$(49,759)	(23,671)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(16,627)	-	-	(16,627)

Balance at December 31, 2005	-	-	9,124,862	912,487	2,757,275	8,000	(3,626,121)	(42,180)	(497,587)	$(49,759)	(40,298)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(12,707)	-	-	(12,707)
Balance at December 31, 2006	-	$-	9,124,862	912,487	$2,757,275	$8,000	$(3,626,121)	$(54,887)	(497,587)	$(49,759)	$(53,005)

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
PERIOD FROM JANUARY 1, 1999 – DECEMBER 31, 2012

	Preferred		Common		Additional Paid-in	Common Stock	Accumulated	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Shares	Amount	Total
Balance at December 31, 2006	-	$-	9,124,862	$912,487	$2,757,275	$8,000	$(3,626,121)	$(54,887)	(497,587)	$(49,759)	$(53,005)

Private placement	-	-	6,667,000	666,700	(233,736)	-	-	-	-	-	432,964
Prior stock subscription	-	-	34,000	3,400	6,732	(8,000)	-	-	-	-	2,132
Conversion of convertible debt	-	-	208,000	20,800	41,184	-	-	-	-	-	61,984
Net loss for the year ended December 31, 2007-restated	-	-	-	-	-	-	-	(423,844)	-	-	(423,844)

Balance at December 31, 2007 (restated)	-	-	16,033,862	1,603,387	2,571,455	-	(3,626,121)	(478,731)	(497,587)	$(49,759)	20,231

Preferred shares issued as dividend	-	-	-	-	(1,718)	-	-	-	-	-	(1,718)
Cash in lieu of stock	-	-	-	-	(3,150)	-	-	-	-	-	(3,150)
Net income for the year ended December 31, 2008-restated	-	-	-	-	-	-	-	99,192	-	-	99,192

Balance at December 31, 2008 (restated)	-	-	16,033,862	1,603,387	2,566,587	-	(3,626,121)	(379,539)	(497,587)	$(49,759)	114,555

Preferred shares issued as dividend	-	-	-	-	(1,542)	-	-	-	-	-	(1,542)
Cash in lieu of stock	-	-	-	-	(1,160)	-	-	-	-	-	(1,160)
Net loss for the year ended December 31, 2009-restated	-	-	-	-	-	-	-	(401,956)	-	-	(401,956)

Balance at December 31, 2009 (restated)	-	-	16,033,862	1,603,387	2,563,885	-	(3,626,121)	(781,495)	(497,587)	$(49,759)	(290,103)

Preferred shares issued as dividend	-	-	-	-	(1,697)	-	-	-	-	-	(1,697)
Cash in lieu of stock	-	-	-	-	(1,180)	-	-	-	-	-	(1,180)
Net loss for the year ended December 31, 2010-restated	-	-	-	-	-	-	-	(30,302)	-	-	(30,302)

Balance at December 31, 2010 (restated)	-	-	16,033,862	1,603,387	2,561,008	-	(3,626,121)	(811,797)	(497,587)	$(49,759)	(323,282)

Preferred shares issued as dividend	-	-	-	-	(1,863)	-	-	-			(1,863)
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(221,960)			(221,960)

Balance at December 31, 2011	-	$-	16,033,862	$1,603,387	$2,559,145	$-	$(3,626,121)	$(1,033,757)	(497,587)	$(49,759)	$(547,105)

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
PERIOD FROM JANUARY 1, 1999 – DECEMBER 31, 2012

	Preferred		Common		Additional Paid-in	Common Stock	Accumulated	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Shares	Amount	Total
Balance at December 31, 2011	-	$-	16,033,862	$1,603,387	$2,559,145	$-	$(3,626,121)	$(1,033,757)	(497,587)	$(49,759)	$(547,105)

Modification on preferred stock to change to equity on June 30, 2012	20,637	2,018,516	-	-	-	-	-	-	-	-	2,018,516
Accretion on preferred stock after classification as equity	-	33,335	-	-	-	-	-	-	-	-	33,335
Modification on warrants to change to equity	-	-	-	-	1,176	-	-	-	-	-	1,176
Preferred shares issued as dividend	2,067	2,067	-	-	(2,067)	-	-	-	-	-	-
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(172,684)	-	-	(172,684)

Balance at December 31, 2012	22,704	$2,053,918	16,033,862	$1,603,387	$2,558,254	$-	$(3,626,121)	$(1,206,441)	(497,587)	$(49,759)	$1,333,238

The accompanying notes are an integral part of these financial statements

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,		Cumulative During the Development Stage (January 1, 1999 to December 31,
	2012	2011	2012)
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,679)	$(88,620)	$(550,261)

Adjustment to reconcile to net loss to net cash used in operating activities :
Change in warrant liability	(60,419)	(16,250)	(130,456)
Warrant liability extinguishment from modification of warrants	(9,396)	-	(9,396)
Change in assets and liabilities:
Accounts payable and accrued expenses	(4,056)	7,787	(10,060)

Net cash used in operating activities	(146,550)	(97,083)	(700,173)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	-	56,500
Proceeds from private placement/exercise of stock warrants	-	-	5,500
Capital contribution	-	-	8,000
Proceeds from private placement	-	-	1,962,358
Cash dividends paid on preferred stock	-	-	(5,490)
Net cash provided by financing activities	-	-	2,026,868

NET INCREASE (DECREASE) IN CASH	(146,550)	(97,083)	1,326,695

Cash, at beginning of year/period	1,484,906	1,581,989	11,661

CASH, END OF YEAR/PERIOD	$1,338,356	$1,484,906	$1,338,356

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$8,591
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value	$(100,005)	$(133,340)	$(656,180)
Modification on warrants to change to equity	$1,176	$-	$1,176
Preferred stock issued as stock dividend	$2,067	$1,863	$8,887
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$-	$-	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$-	$-	$10,200

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

NOTE 2 - PRIOR PERIOD ADJUSTMENT:

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

NOTE 2 - PRIOR PERIOD ADJUSTMENT - Continued

The effects of the restatement on the Company’s balance sheet as of December 31, 2010 and statements of operations and cash flows for the year then ended is as follows:

BALANCE SHEET AS OF DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Warrant liability	$-	$87,240	$87,240
Redeemable and Convertible Preferred Stock	$-	$1,816,643	$1,816,643
Preferred Stock	$18,775	$(18,775)	$-
Common stock	$1,553,628	$-	$1,553,628
Additional paid-in capital	$4,077,068	$(1,516,060)	$2,561,008
Accumulated deficit	$(3,626,121)	$-	$(3,626,121)
Deficit accumulated during the development stage	$(442,749)	$(369,048)	$(811,797)
Stockholders' equity (deficit)	$1,580,601	$(1,903,883)	$(323,282)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability (expense) income	$-	$190,322	$190,322
Net (loss) income for the year	$(87,284)	$190,322	$103,038
Accretion of preferred stock to redemption value	$-	$(133,340)	$(133,340)
Net (loss) income attributable to common stockholders	$(87,284)	$56,982	$(30,302)
Net (loss) income per share – basic and diluted attributable to common stockholders	$(0.01)	$0.01	$(0.00)

STATEMENT OF OPERATIONS FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Change in warrant liability (expense) income	$-	$53,787	$53,787
Net (loss) income for the year	$(442,749)	$53,787	$(388,962)
Accretion of preferred stock to redemption value	$-	$(422,835)	$(422,835)
Net loss attributable to common stockholders	$(442,749)	$(369,048)	$(811,797)

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Net (loss) income for the year	$(87,284)	$190,322	$103,038
Change in warrant liability	$-	$(190,322)	$(190,322)
Net cash used in operating activities	$(88,405)	$-	$(88,405)

STATEMENT OF CASH FLOWS FROM JANUARY 1, 1999 (INCEPTION) TO DECEMBER 31, 2010

	As Previously Reported	Effect of Restatement	As restated
Net (loss) income for the year	$(442,749)	$53,787	$(388,962)
Change in warrant liability	$-	$(53,787)	$(53,787)
Net cash used in operating activities	$(456,540)	$-	$(456,540)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2012, and 2011, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,338,000 and $1,485,000, respectively.

Reclassification

A reclassification has been made to prior-period comparative consolidated financial statements to conform to the current period presentation. This reclassification had no effect on previously reported results of operations or financial position. The Company reclassified the amount of treasury stock from the Common stock in balance sheet and statement of equity.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2012 and 2011, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Recently Issued Accounting Pronouncements Affecting the Company:

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statement.

NOTE 4 - BASIC AND DILUTED NET LOSS PER COMMON SHARE:

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

We have excluded 27,546,000 common stock equivalents (preferred stock and warrants) from the calculation of diluted loss per share for the year ended December 31, 2012 and 2011, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2012 and 2011, due to the Company’s operating losses. At December 31, 2012 and 2011 the Company had unused net operating loss carry-forwards of approximately $627,000 and $1,300,000 which expire at various dates through 2032. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2012 and 2011, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future. During the year ended December 31, 2012, approximately $846,000 of net operating loss-carry forwards expired.

	2012	2011

Deferred tax assets and valuation allowances consist of:

Deferred tax assets:
Net operating loss carry forwards	$251,000	$520,000

Less valuation allowance	(251,000)	(520,000)
Net deferred tax assets	$-	$-

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2008 through 2012 are open and potentially subject to examination by the New Jersey and Texas state taxing authority.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Year ended
	December 31,
	2012	2011
Tax benefits (expense) at statutory rate	35%	(35%)
Unrecognized tax benefits (expense) of current period tax losses	(35%)	35%
Effective tax rate	-	-

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

NOTE 6 - PRIVATE PLACEMENT OFFERING:

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

Warrants

As of December 31, 2012 and 2011, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date for December 31, 2011 of September 6, 2012 and an expiration date for December 31, 2012 of September 6, 2014.

	2012		2011
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-

Balance at December 31	6,909,000	$0.15	6,909,000	$0.15

As of December 31, 2012 and 2011, the average remaining contractual life of the outstanding warrants was 1.67 years and 0.69 years, respectively.

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

NOTE 6 - PRIVATE PLACEMENT OFFERING - CONTINUED:

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

The following table summarizes the fair value of the warrants liability as of the balance sheet date:

Fair values	December 31, 2012	December 31, 2011	At transaction date
September 7, 2007 financing	$-	$70,991	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of December 31, 2012 and 2011, the number of shares indexed to the warrants was 0 and 6,909,000, respectively.

The following are the assumptions for the valuation of the fair value of the warrant liability:

	December 31, 2012	December 31, 2011	At transaction date
Warrants outstanding	-	6,909,000	6,909,000
Exercise price	-	$0.15	$0.15
Annual dividend yield	-	0.03%	4.01%
Expected life (years)	-	0.69	5
Risk-free interest rate	-	0.12%	4.14%
Expected volatility	-	77%	53.94%

NOTE 6 - PRIVATE PLACEMENT OFFERING - CONTINUED:

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

Redemption rights – The shares of the Series A 10% Convertible Preferred Stock may be redeemed by the Company, in whole or in part, at the option of the Company, upon written notice by the Company to the holders of Series A 10% Convertible Preferred Stock at any time in the event that the Preferred Stock of one or more holders has not been previously converted. The Company shall redeem each share of Preferred Stock of such holders within thirty (30) days of the Company's delivery of notice to such holders and such holders shall surrender the certificate(s) representing such shares of Preferred Stock.

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

NOTE 7 - DIVIDENDS:

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

On November 1, 2012, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Stockholders of record as of November 15, 2012 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2012. As of November 1, 2012, the Company had 20,637 shares of Preferred Stock outstanding; the total dividend paid consisted of 2,067 shares of Series A Preferred Stock (which are convertible into 2,063,700 shares of Common Stock) with a fair value of $206,700 and a total of 21 fractional shares which will be accumulated until whole shares can be issued. Due to the absence of Retained Earnings, the $2,067 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

NOTE 8 - STOCKHOLDERS’ EQUITY:

The Company's 2008 Stock Awards Plan was approved April 9, 2008 by the Board of Directors and ratified at the Company's annual meeting of stockholders held on June 3, 2008. The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018. Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares. A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock. The 2008 Plan will be administered by a committee of the Board of Directors. Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan. As of December 31, 2012 no equity had been issued under the 2008 Plan.

NOTE 9 - FAIR VALUE MEASUREMENTS:

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2012 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

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

NOTE 9 - FAIR VALUE MEASUREMENTS - CONTINUED:

The following tables provide information on those assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, respectively.

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,338,000	$1,338,000	$1,338,000	$—	$—

Liabilities:
Warrant liability	$—	$—	$—	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2011	2011	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$645,000	$645,000	$645,000	$—	$—
Treasury Bills	$840,000	$840,000	$840,000	$—	$—
Total Assets:	$1,485,000	$1,485,000	$1,485,000	$—	$—

Liabilities:
Warrant liability	$71,000	$71,000	$—	$—	$71,000

Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 31, 2012

Balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Modification on warrants to change to equity	Transfers into level 3	Transfers out of level 3	Balance, end of year

$71,000	-	$60,000	-	-	$10,000	-	$1,000	-

Level 3 Derivative Assets and Liabilities at Fair Value for the Year Ended December 31, 2011

Balance, beginning of year	Net realized gains/ (losses)	Net unrealized gains/(losses) relating to instruments still held at year-end	Purchases	Sales	Modification on warrants to change to equity	Transfers into level 3	Transfers out of level 3	Balance, end of year

$87,000	-	$16,000	-	-	-	-	-	$71,000

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 11 - SUBSEQUENT EVENTS:

On June 25, 2013, stock options were granted to the 4 officers and 2 outside directors under the Company’s 2008 Stock Awards Plan for the purchase of 200,000 and 100,000 shares, respectively of the Company’s common stock at an exercise price of $0.03 per share.

On November 1, 2013, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Stockholders of record as of November 15, 2013 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2013. As of November 1, 2013, the Company had 22,704 shares of Preferred Stock outstanding; the total dividend paid consisted of 2,267 shares of Series A Preferred Stock (which are convertible into 2,267,000 shares of Common Stock) with a fair value of $226,700 and a total of 14 fractional shares which will be accumulated until whole shares can be issued. Due to the absence of Retained Earnings, the $2,267 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2012, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting for the period as disclosed below.

(b) Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the board of directors of the Company; and

●
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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with management’s assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified a material weakness in our internal control over financial reporting as of December 31, 2012. We had not designated or otherwise maintained adequate controls to ensure that we adopted accepted accounting policies with respect to non-routine matters, such as the accounting for warrants. In particular, we concluded that FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, had not been applied properly. As a result, we restated our financial statements as of and for the fiscal year ended December 31, 2010 and as of and the fiscal quarters ended March 31, June 30, and September 30, 2010 and 2011.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2012. The above weakness and resulting misstatement are believed to be inadvertent and unintentional. In addition, we have implemented remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. During the first quarter of 2013, the remedial measures we have implemented include the following

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

Our management does not believe that the material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the year ended December 31, 2012 to contain a material misstatement.

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

During the year ended December 31, 2012, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

Allen T. McInnes, Ph.D., 76
Joined the Board of Directors in 1993 and has served as Chairman of the Board, President, and Treasurer of the Company since 1997; Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, since 1993; Chairman of the Board of TGC from July 1993 to March 2004 and Presiding Director of the Board since March 2004; Chief Executive Officer of TGC from August 1993 to March 1996; Director of Tetra Technologies, a chemical manufacturer, from 1993 to 2012; President and Chief Executive Officer of Tetra Technologies, Inc. from April 1996 to January 2000; and Dean of the Rawls College of Business at Texas Tech University from September 2001 to September 2012. Dr. McInnes was selected to serve as a director of the Company due to his extensive background as an experienced leader of major organizations, his experience serving on the boards of other public companies, and his experience as chief executive officer of another public company. In addition, Dr. McInnes’ experience as former Dean of the Business School at Texas Tech University provides the Board with a link to developments in business management practices.
Chairman of the Board, President and Treasurer

Herbert M. Gardner, 74
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

William J. Barrett, 74
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

Edward L. Flynn, 79
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

Wayne A. Whitener, 62
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

Allen T. McInnes	76	Chairman, President, and Treasurer
Herbert M. Gardner	74	Vice President
William J. Barrett	74	Secretary
Ann C. W. Green	72	Chief Financial Officer and Assistant Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, par value $.10 per share (the “ Common Stock ”), to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and 10% shareholders during the last fiscal year, except for Wayne Whitener who had one late filing regarding one transaction.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C. W. Green,	2012	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	17,000
Chief Financial Officer	2011	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)

Allen T. McInnes P. O. Box 6199 Fair Haven, NJ 07704	Common	5,653,954	(5)	29.6%

Herbert M. Gardner P. O. Box 463 Wading River, NY 11792	Common	3,773,797	(2) (5)	20.5%

William J. Barrett P. O. Box 6199 Fair Haven, NJ 07704	Common	5,578,405	(3) (5)	28.3%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	1,963,359	(4) (5)	11.5%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	97,738	(5)	*

Ann C. W. Green P. O. Box 6199 Fair Haven, NJ 07704	Common	873,775	(5)	5.4%

All directors & officers as a group (6 persons)	Common	17,916,028	(2) (3) (4) (5)	63.4%

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

(5) Includes the Common Stock underlying warrants, Series A Preferred Stock, and vested stock options held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying Warrants Beneficially Owned	Number of Common Shares Underlying Stock Options (4) Beneficially Owned

Allen T. McInnes	2,777,000	766,500	25,000
Herbert M. Gardner(1)	2,109,000	712,500	25,000
William J. Barrett(2)	3,908,000	245,500	25,000
Edward L. Flynn(3)	1,204,000	334,000	25,000
Ann C. W. Green	423,000	118,500	25,000
Wayne A. Whitener	-	-	25,000
Total	10,421,000	2,177,000	150,000

(1) Includes 318,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the Mary K. Gardner Estate. Mr. Gardner has disclaimed beneficial ownership of the shares.

(2) Includes 602,000 and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse. Mr. Barrett has disclaimed beneficial ownership of the shares.

(3) Includes 602,000 shares and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse. Mr. Flynn has disclaimed beneficial ownership of the shares.

(4) Stock options were issued June 25, 2013 at an exercise price of $0.03 per share for the purchase of the following number of shares of the Company’s Common Stock.

Officer	Number of Shares
Allen T. McInnes	50,000
William J. Barrett	50,000
Herbert M. Gardner	50,000
Ann C. W. Green	50,000

Director	Number of Shares
Wayne A. Whitener	50,000
Edward L. Flynn	50,000

The Stock Options are exercisable as follows: (a) fifty percent (50%) of the Optioned Shares vested immediately upon receipt; and (b) fifty percent (50%) shall vest one year after the Date of Grant. To date no Stock Options have been exercised.

Depositories such as The Depository Trust Company (Cede & Company) as of April 29, 2014 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence

The Common Stock is quoted on the over-the-counter market operated by Pink OTC Markets Inc., which does not impose any director independence requirements. Using the director independence requirements set forth in NASDAQ rule 5605(a)(2), the Company has only two independent directors, Messrs. Edward L. Flynn and Wayne A. Whitener.

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2012 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q were $20,250 and $21,500 for 2012 and 2011, respectively.

Audit-Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm in 2012 for XBRL services were $4,100 and $4,000 for 2011.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the preparation of the Company’s corporate tax returns were $3,000 for each of 2012 and 2011.

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

3.3
Amended and Restated Bylaws of the Company dated March 28, 2008, filed as Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 3, 2008, and incorporated herein by reference .

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

CHASE PACKAGING CORPORATION

Date: April 29, 2014	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2014	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: April 29, 2014	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary

Date: April 29, 2014	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: April 29, 2014	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: April 29, 2014	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: April 29, 2014	By:	/s/ Wayne Whitener
Wayne Whitener
Director