Form 10-Q
period 2013-03-31
CHASE PACKAGING CORP
filed 2014-06-13
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 13, 2014
Common Stock, par value $.10 per share	15,536,275 shares

 Table of Contents

- INDEX -

		Page(s)

PART I -	FINANCIAL INFORMATION:

ITEM 1	Financial Statements:	3

	Condensed Balance Sheets (unaudited) —March 31, 2013 and December 31, 2012	3

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2013) and the Three Months Ended March 31, 2013 and 2012	4

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2013) and the Three Months Ended March 31, 2013 and 2012	5

	Notes to Interim Condensed Financial Statements (Unaudited)	6 -15

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4	Controls and Procedures	18

PART II -	OTHER INFORMATION

ITEM 1.	Legal Proceedings.	20

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20

ITEM 3.	Defaults upon Senior Securities.	20

ITEM 4.	Mine Safety Disclosures.	20

ITEM 5.	Other Information.	20

ITEM 6.	Exhibits.	21

SIGNATURES		22

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash	$1,315,223	$1,338,356
TOTAL ASSETS	$1,315,223	$1,338,356

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT-

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,023	$5,118
TOTAL CURRENT LIABILITIES	4,023	5,118

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY :
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 22,704 shares issued and outstanding as of March 31, 2013 and December 31, 2012 : liquidation preference of $2,270,400 as of March 31, 2013 and December 31, 2012	2,053,918	2,053,918
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and outstanding as of March 31, 2013 and December 31, 2012	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of March 31, 2013 and December 31, 2012	(49,759)	(49,759)
Additional paid-in capital	2,558,254	2,558,254
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,228,479)	(1,206,441)
TOTAL STOCKHOLDERS’ EQUITY	1,311,200	1,333,238

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,315,223	$1,338,356

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,		Cumulative During the Development Stage (January 1, 1999 to March 31,
	2013	2012	2013

NET SALES	$-	$-	$-

EXPENSES:
General and administrative expense	22,070	30,175	763,637

LOSS FROM OPERATIONS	(22,070)	(30,175)	(763,637)

OTHER INCOME (EXPENSE)
Interest expense	-	-	(8,591)
Interest and other income	32	38	60,077
Change in warrant liability	-	34,165	130,456
Warrant liability extinguishment from modification of warrants	-	-	9,396

TOTAL OTHER INCOME (EXPENSE)	32	34,203	191,338

INCOME/(LOSS) BEFORE INCOME TAXES	(22,038)	4,028	(572,299)
Provision for income taxes	-	-	-

NET INCOME/(LOSS)	$(22,038)	$4,028	$(572,299)
Accretion of preferred stock to redemption value	-	(33,335)	(656,180)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(22,038)	$(29,307)	$(1,228,479)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,				Cumulative During the Development Stage (January 1, 1999) to March 31,
	2013		2012		2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(22,038)		$4,028	$(572,299)
Adjustment to reconcile to net income (loss) to net cash used in operating activities:
Change in warrant liability		-		(34,165)	(130,456)
Warrant liability extinguishment from modification of warrants				-	(9,396)
Change in assets and liabilities:
Accounts payable and accrued expenses		(1,095)		17,210	(11,155)
Net cash used in operating activities		(23,133)		(12,927)	(723,306)

CASH FLOWS FROM INVESTING ACTIVITIES		-		-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt		-		-	56,500
Proceeds from private placement/exercise of stock warrants		-		-	5,500
Capital contribution		-		-	8,000
Proceeds from private placement		-		-	1,962,358
Cash dividends paid on preferred stock		-		-	(5,490)
Net cash provided by financing activities		-		-	2,026,868
NET INCREASE (DECREASE) IN CASH		(23,133)		(12,927)	1,303,562

Cash, at beginning of period		1,338,356		1,484,906	11,661
CASH, END OF PERIOD		$1,315,223		$1,471,979	$1,315,223

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest		$-		$-	$8,591
Income taxes		$-		$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value		$-		$33,335	$656,180
Modification on warrants to change to equity	$		$		$1,176
Preferred stock issued as stock dividend		$-		$-	$8,887
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest		$-		$-	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest		$-		$-	$10,200

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2013
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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012, as applicable, have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2012, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2013, and 2012, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,315,000 and $1,338,000, respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At March 31, 2013 and December 31, 2012, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 29,613,000 common stock equivalents (preferred stock and warrants) from the calculation of diluted loss per share for the three months ended March 31, 2013 and 2012, which, if included, would have an antidilutive effect.

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

Warrants

As of March 31, 2013 and December 31, 2012, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 6, 2014.

	2013		2012
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-
Balance at March 31	6,909,000	$0.15	6,909,000	$0.15

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

As of March 31, 2013 and December 31, 2012, the average remaining contractual life of the outstanding warrants was 1.44 years and 1.67 years, respectively.

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

Due to the fundamental transaction provision, which could provide for early redemption of the warrants, the model also considered the probability the Company would enter into a fundamental transaction during the remaining term of the warrant. Since the Company is still in its development stage and is not yet achieving positive cash flow, management believes the probability of a fundamental transaction occurring over the term of the warrant is approximately ranging from 0.75% to 1.00%. For valuation purposes, the Company also assumed that if such a transaction did occur, it was more likely to occur towards the end of the term of the warrants.

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

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	March 31, 2013	December 31, 2012	At transaction date

September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of March 31, 2013 and December 31, 2012, the number of shares indexed to the warrants was 0.

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

The following are the assumptions for the valuation of the fair value of the warrant liability:

	March 31, 2013	December 31, 2012	At transaction date
Warrants outstanding	-	-	6,909,000
Exercise price	$-	$-	$0.15
Annual dividend yield	-%	-%	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-%	-%	4.14%
Expected volatility	-%	-%	53.94%

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

Effective June 30, 2012, the holders of the Convertible Preferred Stock agreed to an amendment to the Series A 10% Convertible Preferred Stock which deleted the liquidation provision. As a result, the Convertible Preferred Stock has been classified as equity (rather than temporary equity) in all filings beginning with the quarter ended June 30, 2012.

NOTE 6 - DIVIDENDS:

On November 1, 2012, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Stockholders of record as of November 15, 2012 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2012. As of November 1, 2012, the Company had 20,637 shares of Preferred Stock outstanding; the total dividend paid consisted of 2,067 shares of Series A Preferred Stock (which are convertible into 2,067,000 shares of Common Stock) with a fair value of $206,700 and a total of 11 fractional shares which will be accumulated until whole shares can be issued. Due to the absence of Retained Earnings, the $2,067 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

NOTE 7 - STOCKHOLDERS’ EQUITY:

The Company's 2008 Stock Awards Plan was approved April 9, 2008 by the Board of Directors and ratified at the Company's annual meeting of stockholders held on June 3, 2008. The 2008 Plan became effective April 9, 2008 and will terminate on April 8, 2018. Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares. A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock. The 2008 Plan will be administered by a committee of the Board of Directors. Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan. As of March 31, 2013, no equity had been issued under the 2008 Plan.

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

There were no transfers in or out of any level during the three months ended March 31, 2013 and the year ended December 31, 2012.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended March 31, 2013 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

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

NOTE 8 - FAIR VALUE MEASUREMENTS - CONTINUED:

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,315,223	$1,315,223	$1,315,223	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,338,356	$1,338,356	$1,338,356	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 - SUBSEQUENT EVENTS:

On June 24, 2013, the Company’s Board approved the granting of incentive stock options to the 4 officers and 2 outside directors under the Company’s 2008 Stock Awards Plan for the purchase of 200,000 and 100,000 shares with grant date on June 25, 2013, respectively of the Company’s common stock at an exercise price of $0.03 per share.

On November 1, 2013, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Stockholders of record as of November 15, 2013 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2013. As of November 1, 2013, the Company had 22,704 shares of Preferred Stock outstanding; the total dividend paid consisted of 2,267 shares of Series A Preferred Stock (which are convertible into 2,267,000 shares of Common Stock) with a fair value of $226,700 and a total of 15 fractional shares which will be accumulated until whole shares can be issued. Due to the absence of Retained Earnings, the $2,267 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

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

Results of Operations

During the quarter ended March 31, 2013, the Company had no operations and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the three-month periods ended March 31, 2013 and 2012 were $22,070 and $30,175 respectively. The Company had interest and other income of $32, and a net loss of $22,038 during the three-month period ended March 31, 2013, compared with interest and other income of $38, and a net income of $4,028 during the comparable period of 2012. The decrease in the net income were due primarily to the effect of the change of the value of warrants, classified as a liability of $0 and $34,165 for the three-month period ended March 31, 2013 and 2012 and offset by the increases in consulting fees which are included in general and administrative expenses. The low interest income was primarily due to lower interest rates and lower cash balances.

Accretion of preferred stock to redemption value for the three-month periods ended March 31, 2013 and 2012 were $0 and $33,335 respectively. Net loss attributable to common stockholders were $22,038 during the three-month period ended March 31, 2013, compared to $29,307 during the comparable period of 2012.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash balance as of March 31, 2013 of $1,315,223. The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s stockholders.

Liquidity and Capital Resources

At March 31, 2013, the Company had cash of $1,315,223. Cash consists of cash held in a bank. Working capital at March 31, 2013 was $1,311,200. Management believes that the Company’s cash is sufficient for its business activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash of approximately $23,000, and $13,000 were used in operations during the three-month period ended March 31, 2013 and 2012, respectively.

No cash flows were used or provided by investing activities during the first quarter of 2013 or during the first quarter of 2012.

No cash proceeds were used or provided by financing activities during the first quarter of 2013 or during the first quarter of 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2013, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting for the period as disclosed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of March 31, 2013. We had not designated or otherwise maintained adequate controls to ensure that we adopted accepted accounting policies with respect to non-routine matters, such as accounting for warrants or the anti-dilution make whole provisions on our Convertible Preferred Stock. In particular, we concluded that FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, had not been applied properly.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2013. The above weakness and resulting misstatement are believed to be inadvertent and unintentional. In addition, we have implemented remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. During the first quarter of 2013, we continued the remedial measures we had previously implemented including the following:

●	We continued to use the new controls to help ensure that we adopt new accounting guidance with respect to non-routine transactions in a timely manner;
●	We continued to use the previously hired additional accounting personnel.

Our management is committed to improving our internal controls. We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to put effective controls in place.

Our management does not believe that the material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three months ended March 31, 2013 to contain a material misstatement.

Changes in Internal Controls over Financial Reporting.

During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101
Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended March 31, 2013, filed on June 13, 2014, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited) tagged as blocks of text.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: June 13, 2014	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: June 13, 2014	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)