Form 10-Q
period 2013-06-30
CHASE PACKAGING CORP
filed 2014-06-13
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 13, 2014
Common Stock, par value $.10 per share	15,536,275 shares

Table of Contents

- INDEX -

		Page(s)

PART I -	Financial Information:

ITEM 1	Financial Statements:

	Condensed Balance Sheets (Unaudited) - June 30, 2013 and December 31, 2012	3

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2013) and the Six and Three Months Ended June 30, 2013 and 2012	4

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to June 30, 2013) and the Six Months Ended June 30, 2013 and 2012	5

	Notes to Interim Condensed Financial Statements (Unaudited)	6-16

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	19

ITEM 4	Controls and Procedures	19

PART II -	Other Information

ITEM 1.	Legal Proceedings.	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

ITEM 3.	Defaults upon Senior Securities.	21

ITEM 4.	Mine Safety Disclosures.	21

ITEM 5.	Other Information.	21

ITEM 6.	Exhibits.	22

SIGNATURES		23

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$1,288,072	$1,338,356

TOTAL ASSETS	$1,288,072	$1,338,356

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,027	$5,118
TOTAL CURRENT LIABILITIES	3,027	5,118

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 22,704 shares issued and outstanding as of June 30, 2013 and December 31, 2012 : liquidation preference of $2,270,400 as of June 30, 2013 and December 31, 2012	2,053,918	2,053,918
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and outstanding as of June 30, 2013 and December 31, 2012	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of June 30, 2013 and December 31, 2012	(49,759)	(49,759)
Additional paid-in capital	2,562,659	2,558,254
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,259,039)	(1,206,441)
TOTAL STOCKHOLDERS’ EQUITY	1,285,045	1,333,238

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,288,072	$1,338,356

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,		Cumulative During the Development Stage (January 1, 1999 to June 30,
	2013	2012	2013	2012	2013)

NET SALES	$-	$-	$-	$-	$-

EXPENSES:
General and administrative expense	52,663	77,060	30,593	46,885	794,230

LOSS FROM OPERATIONS	(52,663)	(77,060)	(30,593)	(46,885)	(794,230)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-	(8,591)
Interest and other income	65	80	33	42	60,110
Change in warrant liability	-	60,419	-	26,254	130,456
Warrant liability extinguishment from modification of warrants	-	9,396	-	9,396	9,396

TOTAL OTHER INCOME	65	69,895	33	35,692	191,371

LOSS BEFORE INCOME TAXES	(52,598)	(7,165)	(30,560)	(11,193)	(602,859)
Provision for income taxes	-	-	-	-	-

NET LOSS	$(52,598)	$(7,165)	$(30,560)	$(11,193)	(602,859)
Accretion of preferred stock to redemption value	-	(66,670)	-	(33,335)	(656,180)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(52,598)	$(73,835)	$(30,560)	$(44,528)	$(1,259,039)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,		Cumulative During the Development Stage (January 1, 1999) to June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(52,598)	$(7,165)	$(602,859)
Adjustment to reconcile to net loss to net cash used in operating activities:
Change in warrant liability	-	(60,419)	(130,456)
Warrant liability extinguishment from modification of warrants	-	(9,396)	(9,396)
Stock based compensation	4,405	-	,
Change in assets and liabilities:
Accounts payable and accrued expenses	(2,091)	27,876	(12,151)
Net cash used in operating activities	(50,284)	(49,104)	(750,457)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	-	56,500
Proceeds from private placement/exercise of stock warrants	-	-	5,500
Capital contribution	-	-	8,000
Proceeds from private placement	-	-	1,962,358
Cash dividends paid on preferred stock	-	-	(5,490)
Net cash provided by financing activities	-	-	2,026,868

NET INCREASE (DECREASE) IN CASH	(50,284)	(49,104)	1,276,411

Cash, at beginning of period	1,338,356	1,484,906	11,661
CASH, END OF PERIOD	$1,288,072	$1,435,802	$1,288,072

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$8,591
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value	$-	$(66,670)	$(656,180)
Modification on warrants to change to equity	$-	1,176	$1,176
Preferred stock issued as stock dividend	$-	$-	$8,887
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$-	$-	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$-	$-	$10,200

 See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2013
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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2013, results of operations for the three- and six- month periods ended June 30, 2013 and 2012, and cash flows for the six-month periods ended June 30, 2013 and 2012, as applicable, have been made. The results of operations for the three- and six-month periods ended June 30, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balance with high credit quality financial institutions. As of June 30, 2013, and 2012, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,288,000 and $1,338,000, respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At June 30, 2013 and December 31, 2012, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 29,763,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the six months ended June 30, 2013 and June 30, 2012, which, if included, would have an antidilutive effect.

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

Warrants

As of June 30, 2013 and 2012, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date at September 6, 2014.

	2013		2012
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-

Balance at June 30	6,909,000	$0.15	6,909,000	$0.15

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

As of June 30, 2013 and December 31, 2012, the average remaining contractual life of the outstanding warrants was 1.19 years and 1.67 years, respectively.

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

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	June 30, 2013	December 31, 2012	At transaction date

September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of June 30, 2013 and December 31, 2012, the number of shares indexed to the warrants was 0.

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

The following are the assumptions for the valuation of the fair value of the warrant liability:

	June 30, 2013	December 31, 2012	At transaction date
Warrants outstanding	-	-	6,909,000
Exercise price	$-	$-	$0.15
Annual dividend yield	-%	-%	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-%	-%	4.14%
Expected volatility	-%	-%	53.94%

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

Effective June 30, 2012, the holders of the Convertible Preferred Stock agreed to an amendment to the Series A 10% Convertible Preferred Stock which deleted the liquidation provisions. As a result, the Convertible Preferred Stock has been classified as equity (rather than temporary equity) in all filings beginning with the quarter ended June 30, 2012.

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

On June 24, 2013, the Company’s Board approved the granting of incentive stock options to the 4 officers and 2 outside directors under the Company’s 2008 Stock Awards Plan for the purchase of 200,000 and 100,000 shares with grant date on June 25, 2013, respectively of the Company’s common stock at an exercise price of $0.03 per share on June 25, 2013.

Stock Option

The fair value of each option was estimated on June 25, 2013 (date of grant) using the following Black-Scholes assumptions:

Six Months ended June 30, 2013
Expected term (in years)	5
Expected stock price volatility	185.25%
Risk-free interest rate	1.48%
Expected dividend yield	-

The Company vested 50% of the optioned shares on date of granting the stock options and 50% of the optioned shares will be vested on the day which is one year after the date of grant.

NOTE 7 - STOCKHOLDERS’ EQUITY - CONTINUED:

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$-	$-	$-
Granted	300,000	0.03	5	9,000
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at June 30, 2013	300,000	$0.03	$5	$9,000
Exercisable at June 30, 2013	150,000	$0.03	$5	$4,500

The Company recognized $4,405 of stock based compensation costs related to stock and stock options awards for the three and six months ended June 30, 2013 and approximately $4,405 for the period from inception to June 30, 2013. The weighted-average grant date fair value of options outstanding at June 30, 2013 was $0.0289. As of June 30, 2013 the unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan was approximately $4,405. These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to June 30, 2014.

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

NOTE 8 - FAIR VALUE MEASUREMENTS - CONTINUED:

There were no transfers in or out of any level during the six months ended June 30, 2013 and the year ended December 31, 2012.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended June 30, 2013 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3

Assets:
Money Market Funds	$1,288,072	$1,288,072	$1,288,072	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3

Assets:
Money Market Funds	$1,338,356	$1,338,356	$1,338,356	$—	$—

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

Results of Operations

During the six months and three months ended June 30, 2013, the Company had no operations, and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the six-month and three-month periods ended June 30, 2013 were $52,663 and $30,593, respectively, compared to $77,060 and $46,885 for the comparable periods of 2012. Increases in general and administrative expenses during the six months ended June 30, 2013 are due primarily to consulting fees and the stock based compensation related to the issuance of stock options to officers and outside directors on June 25, 2013 under the 2008 Stock Awards Plan.

The Company had interest income of $65, change in warrant liability income of $0, warrant liability extinguishment from exercise of warrants of $0 and a net loss of $52,598 during the six-month period ended June 30, 2013, compared with interest income of $80, change in warrant liability income of $60,419 and a net loss of $7,165 during the comparable period of 2012. The increase in the net loss of approximately $46,000 was mainly due to the change in warrant liability income of $60,419 and the warrant liability extinguishment from exercise of warrants in gain of $9,396 for the six-month period ended June 30, 2012 and offset by the decrease in general and administrative expenses of $24,000 for six-month period ended June 30, 2013.

The Company had interest income of $33, change in warrant liability income of $0, warrant liability extinguishment from exercise of warrants of $0 and a net loss of $30,560 during the three-month period ended June 30, 2013, compared with interest income of $42, change in warrant liability income of $26,254, warrant liability extinguishment from modification of warrants of gain of $9,396 and a net loss of $11,193 during the comparable period of 2012. The low interest income was primarily due to lower interest rates and lower cash balances. The increase in the net loss of approximately of $19,000 was mainly due to the decrease of the gain from the change in warrant liability of $26,000 and the decrease of the gain from warrant liability extinguishment from exercise of warrants of $9,000 compared with the three-month period ended June 30, 2012, and offset in part by the decrease in general and administrative expenses of $16,000 for the three-month period ended June 30, 2013.

Accretion of preferred stock to redemption value was $0 during the six-month period ended June 30, 2013, compared to $66,670 during the comparable period of 2012. Net loss attributable to common stockholders were $52,598 during the six-month period ended June 30, 2013, compared to $73,835 during the comparable period of 2012.

Accretion of preferred stock to redemption value was $0 during the three-month period ended June 30, 2013, compared to $33,335 during the comparable period of 2012. Net loss attributable to common stockholders were $30,560 during the three-month period ended June 30, 2013, compared to $44,528 during the comparable period of 2012.

Due to the closing of a private placement of the Company’s securities in the third quarter of 2007, the Company had a cash balance as of June 30, 2013 of $1,288,072. The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s stockholders.

Liquidity and Capital Resources

At June 30, 2013, the Company had cash of $1,288,072. Cash consists of cash held in a bank. Working capital at June 30, 2013 was $1,285,045. Management believes that the Company’s cash and cash equivalents are sufficient for its business development activities for at least the next 12 months and for the costs of securing a merger or acquisition.

Net cash of approximately $50,284 and $49,104 were used in operations during the six-month periods ended June 30, 2013 and 2012, respectively.

No cash flows were used or provided by investing activities during the first and second quarters of 2013 or during the first and second quarters of 2012.

No cash proceeds were provided by financing activities during the six-month period ended June 30, 2013 or during the six-month period ended June 30, 2012.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2013, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting for the period as disclosed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting as of June 30, 2013. We had not designated or otherwise maintained adequate controls to ensure that we adopted accepted accounting policies with respect to non-routine matters, such as accounting for warrants or the anti-dilution make whole provisions on our Convertible Preferred Stock. In particular, we concluded that FASB ASC Topic 480, “Distinguishing Liabilities from Equity”, had not been applied properly.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013. The above weakness and resulting misstatement are believed to be inadvertent and unintentional. In addition, we have implemented remedial measures in order to improve and strengthen our internal control over financial reporting and avoid future misstatements of our financial statements. During the second quarter of 2013, we continued the remedial measures we had previously implemented including the following:

●	We continued to use new controls to help ensure that we adopt new accounting guidance with respect to non-routine transactions in a timely manner;
●	We continued to use the previously hired additional accounting personnel.

Our management is committed to improving our internal controls. We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate to put effective controls in place.

Our management does not believe that the material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the three- and six- month periods ended June 30, 2013 to contain a material misstatement.

Changes in Internal Controls over Financial Reporting.

During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101
Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended June 30, 2013, filed on June 13, 2014, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited) tagged as blocks of text.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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