Form 10-K
period 2013-12-31
CHASE PACKAGING CORP
filed 2014-07-25
CIK 1025771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Number of shares of common stock outstanding as of July 25, 2014: 15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION
(A Development Stage Company)
FORM 10-K
For the Fiscal Year Ended December 31, 2013

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades in the Pink Sheets under the symbol "CPKA." American Stock Transfer and Trust Company has determined that there were approximately 245 holders of record on December 31, 2013. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on November 18, 2013 were $0.08 and $0.05, respectively, and the last trade was $0.05.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2013 and December 31, 2012 are displayed in the following table:

	2013 Market Price		2012 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.01	$0.01	$0.06	$0.05
June 30	$0.03	$0.01	$0.05	$0.02
September 30	$0.03	$0.01	$0.02	$0.02
December 31	$0.08	$0.02	$0.03	$0.01

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

During the years ended December 31, 2013 and 2012, the Company had no operations and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents. The Company incurred a loss of $133,257 and $72,679 for the year ended December 31, 2013 and 2012, respectively. General and administrative expenses were $133,118 for the year ended December 31, 2013 compared to $142,656 for the year ended December 31, 2012. The Company had interest and other income of $139, and a net loss of $133,118 for the year ended December 31, 2013, compared with interest and other income of $162, and a net loss of $72,679 for the year ended December 31, 2012. The changes of the value of warrants were $0 and $60,419 for the years ended December 31, 2013 and 2012, respectively, due to the modification to the warrants described below.

Accretion of preferred stock to redemption value were $0 for the year ended December 31, 2013, compared to $100,005 for the year ended December 31, 2012 due to the amendment to the preferred stock described below. Net loss attributable to common stockholders was $133,118 for the year ended December 31, 2013, compared to $172,684 for the year ended December 31, 2012. Decreases in net loss attributable to common stockholders were due primarily to the abovementioned effect from the decrease of the change of the value of warrant to the net income/loss due to the modification to the warrants described below.

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

Liquidity and Capital Resources

At December 31, 2013, the Company had cash and cash equivalents of approximately $1,222,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

Net cash of approximately $117,000 was used in operations during fiscal 2013, a decrease of approximately $29,000 over the $146,000 used in operations during fiscal 2012. The decrease was due primarily to not incurring in 2013 the costs incurred in 2012 in connection with the Company’s efforts to the amendments made to the Preferred Stock and Warrant Agreements and to the decrease in the legal and professional fees in fiscal 2013.

No cash flows were used or provided by investing activities for each of the periods presented.

No cash flows were used or provided by financing activities for each of the periods presented.

New Authoritative Pronouncements

See Note 2, "Summary of Significant Accounting Policies," in the notes to the financial statements in Item 8 for a full description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

CHASE PACKAGING CORPORATION
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Chase Packaging Corporation
(A Development Stage Company)
Fair Haven, NJ

We have audited the accompanying balance sheets of Chase Packaging Corporation (a development stage company), (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from January 1, 1999 (inception), to December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, and from January 1, 1999 (inception), to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ ZBS Group , LLP

Plainview, NY
July 18, 2014

255 Executive Drive, Suite 400 Plainview, New York 11803
Tel: (516) 394-3344 Fax: (516) 908-7867
www.zbscpas.com

CHASE PACKAGING CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash	$1,221,675	$1,338,356

TOTAL ASSETS	$1,221,675	$1,338,356

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$14,965	$5,118
		-
TOTAL CURRENT LIABILITIES	14,965	5,118

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 24,971 and 22,704 shares issued and outstanding as of December 31, 2013 and 2012, liquidation preference of $2,497,100 and $2,270,400 as of December 31, 2013 and 2012	2,056,185	2,053,918
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of December 31, 2013 and 2012	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of December 31, 2013 and 2012	(49,759)	(49,759)
Additional paid-in capital	2,562,577	2,558,254
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,339,559)	(1,206,441)
TOTAL STOCKHOLDERS’ EQUITY	1,206,710	1,333,238

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,221,675	$1,338,356

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For The Year Ended December 31,		Cumulative During the Development Stage (January 1, 1999 to December 31,
	2013	2012	2013)

NET SALES	$-	$-	$-

EXPENSES:
General and administrative expense	133,257	142,656	874,824

LOSS FROM OPERATIONS	(124,597)	(142,656)	(874,824)

OTHER INCOME (EXPENSE)

Interest expense	-	-	(8,591)
Interest and other income	139	162	60,184
Change in warrant liability	-	60,419	130,456
Warrant liability extinguishment from modification of warrants	-	9,396	9,396

TOTAL OTHER INCOME	139	69,977	191,445

LOSS BEFORE INCOME TAXES	(133,118)	(72,679)	(683,379)

Provision for income taxes	-	-	-

NET LOSS	$(133,118)	$(72,679)	$(683,379)
Accretion Preferred stock to redemption value	-	(100,005)	(656,180)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(133,118)	$(172,684)	$(1,339,559)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
PERIOD FROM JANUARY 1, 1999 – DECEMBER 31, 2013

	Preferred		Common		Additional Paid-in	Common Stock	Accumulated	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Shares	Amount	Total
Balance at January 1, 1999	-	$-	7,500,551	$750,055	$2,914,207	$-	$(3,626,121)	$-	(497,587)	$(49,759)	$(11,618)
Net loss for the year ended December 31, 1999	-	-	-	-	-	-	-	(5,510)	-	-	(5,510)

Balance at December 31, 1999	-	-	7,500,551	$750,055	2,914,207	-	(3,626,121)	(5,510)	(497,587)	$(49,759)	(17,128)
Net loss for the year ended December 31, 2000	-	-	-	-	-	-	-	(891)	-	-	(891)

Balance at December 31, 2000	-	-	7,500,551	$750,055	2,914,207	-	(3,626,121)	(6,401)	(497,587)	$(49,759)	(18,019)
Private placement and warrant exercise	-	-	1,624,311	162,432	(156,932	-	-	-	-	-	5,500
Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	(5,086)	-	-	(5,086)

Balance at December 31, 2001	-	-	9,124,862	912,487	2,757,275	-	(3,626,121)	(11,487)	(497,587)	$(49,759)	(17,605)
Stock subscriptions	-	-	-	-	-	8,000	-	-	-	-	8,000
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	(7,082)	-	-	(7,082)

Balance at December 31, 2002	-	-	9,124,862	912,487	2,757,275	8,000	(3,626,121)	(18,569)	(497,587)	$(49,759)	(16,687)
Net loss for the year ended December 31, 2003	-	-	-	-	-	-	-	(8,221)	-	-	(8,221)

Balance at December 31, 2003	-	-	9,124,862	912,487	2,757,275	8,000	(3,626,121)	(26,790)	(497,587)	$(49,759)	(24,908)
Net income for the year ended December 31, 2004	-	-	-	-	-	-	-	1,237	-	-	1,237

Balance at December 31, 2004	-	-	9,124,862	912,487	2,757,275	8,000	(3,626,121)	(25,553)	(497,587)	$(49,759)	(23,671)
Net loss for the year ended December 31, 2005	-	-	-	-	-	-	-	(16,627)	-	-	(16,627)

Balance at December 31, 2005	-	-	9,124,862	912,487	2,757,275	8,000	(3,626,121)	(42,180)	(497,587)	$(49,759)	(40,298)
Net loss for the year ended December 31, 2006	-	-	-	-	-	-	-	(12,707)	-	-	(12,707)
Balance at December 31, 2006	-	$-	9,124,862	912,487	$2,757,275	$8,000	$(3,626,121)	$(54,887)	(497,587)	$(49,759)	$(53,005)

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
PERIOD FROM JANUARY 1, 1999 – DECEMBER 31, 2013

	Preferred		Common		Additional Paid-in	Common Stock	Accumulated	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Shares	Amount	Total
Balance at December 31, 2006	-	$-	9,124,862	912,487	$2,757,275	$8,000	$(3,626,121)	$(54,887)	(497,587)	$(49,759)	$(53,005)
Private placement	-	-	6,667,000	666,700	(233,736)	-	-	-	-	-	432,964
Prior stock subscription	-	-	34,000	3,400	6,732	(8,000)	-	-	-	-	2,132
Conversion of convertible debt	-	-	208,000	20,800	41,184	-	-	-	-	-	61,984
Net loss for the year ended December 31, 2007-restated	-	-	-	-	-	-	-	(423,844)	-	-	(423,844)

Balance at December 31, 2007 (restated)	-	-	16,033,862	1,603,387	2,571,455	-	(3,626,121)	(478,731)	(497,587)	$(49,759)	20,231

Preferred shares issued as dividend	-	-	-	-	(1,718)	-	-	-	-	-	(1,718)
Cash in lieu of stock	-	-	-	-	(3,150)	-	-	-	-	-	(3,150)
Net income for the year ended December 31, 2008-restated	-	-	-	-	-	-	-	99,192	-	-	99,192

Balance at December 31, 2008 (restated)	-	-	16,033,862	1,603,387	2,566,587	-	(3,626,121)	(379,539)	(497,587)	$(49,759)	114,555

Preferred shares issued as dividend	-	-	-	-	(1,542)	-	-	-	-	-	(1,542)
Cash in lieu of stock	-	-	-	-	(1,160)	-	-	-	-	-	(1,160)
Net loss for the year ended December 31, 2009-restated	-	-	-	-	-	-	-	(401,956)	-	-	(401,956)

Balance at December 31, 2009 (restated)	-	-	16,033,862	1,603,387	2,563,885	-	(3,626,121)	(781,495)	(497,587)	$(49,759)	(290,103)

Preferred shares issued as dividend	-	-	-	-	(1,697)	-	-	-	-	-	(1,697)
Cash in lieu of stock	-	-	-	-	(1,180)	-	-	-	-	-	(1,180)
Net loss for the year ended December 31, 2010-restated	-	-	-	-	-	-	-	(30,302)	-	-	(30,302)

Balance at December 31, 2010 (restated)	-	-	16,033,862	1,603,387	2,561,008	-	(3,626,121)	(811,797)	(497,587)	$(49,759)	(323,282)

Preferred shares issued as dividend	-	-	-	-	(1,863)	-	-	-			(1,863)
Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(221,960)			(221,960)

Balance at December 31, 2011	-	$-	16,033,862	1,603,387	$2,559,145	$-	$(3,626,121)	$(1,033,757)	(497,587)	$(49,759)	$(547,105)

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)
PERIOD FROM JANUARY 1, 1999 – DECEMBER 31, 2013

	Preferred		Common		Additional Paid-in	Common Stock	Accumulated	Deficit Accumulated During the Development	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Stage	Shares	Amount	Total
Balance at December 31, 2011	-	$-	16,033,862	$1,603,387	$2,559,145	$-	$(3,626,121)	$(1,033,757)	(497,587)	$(49,759)	$(547,105)

Modification on preferred stock to change to equity on June 30, 2012	20,637	2,018,516	-	-	-	-	-	-	-	-	2,018,516
Accretion on preferred stock after classification as equity	-	33,335	-	-	-	-	-	-	-	-	33,335
Modification on warrants to change to equity	-	-	-	-	1,176	-	-	-	-	-	1,176
Preferred shares issued as dividend	2,067	2,067	-	-	(2,067)	-	-	-	-	-	-
Net loss for the year ended December 31, 2012	-	-	-	-	-	-	-	(172,684)	-	-	(172,684)

Balance at December 31, 2012	22,704	$2,053,918	16,033,862	$1,603,387	$2,558,254	$-	$(3,626,121)	$(1,206,441)	(497,587)	$(49,759)	$1,333,238

Preferred shares issued as dividend	2,267	2,267	-	-	(2,267)	-	-	-	-	-	-
Stock based compensation	-	-	-	-	6,590	-	-	-	-	-	6,590
Net loss for the year ended December 31, 2013	-	-	-	-	-	-	-	(133,118)	-	-	(133,118)

Balance at December 31, 2013	24,971	$2,056,185	16,033,862	$1,603,387	$2,562,577	$-	$(3,626,121)	$(1,339,559)	(497,587)	$(49,759)	$1,206,710

The accompanying notes are an integral part of these financial statements

CHASE PACKAGING CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,		Cumulative During the Development Stage (January 1, 1999 to December 31,
	2013	2012	2013)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(133,118)	$(72,679)	$(683,379)

Adjustment to reconcile to net loss to net cash used in operating activities :
Change in warrant liability	-	(60,419)	(130,456)
Warrant liability extinguishment from modification of warrants	-	(9,396)	(9,396)
Stock based compensation	6,590	-	6,590
Change in assets and liabilities:
Accounts payable and accrued expenses	9,847	(4,056)	(213)

Net cash used in operating activities	(116,681)	(146,550)	(816,854)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	-	56,500
Proceeds from private placement/exercise of stock warrants	-	-	5,500
Capital contribution	-	-	8,000
Proceeds from private placement	-	-	1,962,358
Cash dividends paid on preferred stock	-	-	(5,490)
Net cash provided by financing activities	-	-	2,026,868

NET INCREASE (DECREASE) IN CASH	(116,681)	(146,550)	1,210,014

Cash, at beginning of year/period	1,338,356	1,484,906	11,661

CASH, END OF YEAR/PERIOD	$1,221,675	$1,338,356	$1,221,675

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$8,591
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value	$-	$(100,005)	$(656,180)
Modification on warrants to change to equity	$-	$1,176	$1,176
Preferred stock issued as stock dividend	$2,267	$2,067	$11,154
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$-	$-	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$-	$-	$10,200

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2013, and 2012, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,222,000 and $1,338,000, respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2013 and 2012, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Recently Issued Accounting Pronouncements Affecting the Company:

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The Company will adopt this new standard for the year ended December 31, 2014.

Except as indicated above, the Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

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

We have excluded 32,030,000 and 29,613,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the year ended December 31, 2013 and 2012, which, if included, would have an antidilutive effect.

NOTE 4 - INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2013 and 2012, due to the Company’s operating losses. At December 31, 2013 and 2012 the Company had unused net operating loss carry-forwards of approximately $760,000 and $627,000 which expire at various dates through 2032. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2013 and 2012, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	2013	2012
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$304,000	$251,000

Less valuation allowance	(304,000)	(251,000)
Net deferred tax assets	$-	$-

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2008 through 2013 are open and potentially subject to examination by the New Jersey and Texas state taxing authority.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Year ended
	December 31,
	2013	2012
Tax benefits (expense) at statutory rate	35%	(35%)
Unrecognized tax benefits (expense) of current period tax losses	(35%)	35%
Effective tax rate	-	-

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

Warrants

As of December 31, 2013 and 2012, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date at September 6, 2014.

	2013		2012
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-

Balance at December 31	6,909,000	$0.15	6,909,000	$0.15

As of December 31, 2013 and 2012, the average remaining contractual life of the outstanding warrants was 0.68 year and 1.67 years, respectively.

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

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

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

The following table summarizes the fair value of the warrants liability as of the balance sheet date:

Fair values	December 31, 2013	December 31, 2012	At transaction date
September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of December 31, 2013 and 2012, the number of shares indexed to the warrants was 0 and 0, respectively.

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

The following are the assumptions for the valuation of the fair value of the warrant liability:

	December 31, 2013	December 31, 2012	At transaction date
Warrants outstanding	-	-	6,909,000
Exercise price	-	-	$0.15
Annual dividend yield	-	-	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-	-	4.14%
Expected volatility	-	-	53.94%

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

Stock Option

The fair value of each option was estimated on June 25, 2013 (date of grant) using the following Black-Scholes assumptions:

Year ended December 31, 2013
Expected term (in years)	5
Expected stock price volatility	185.25%
Risk-free interest rate	1.48%
Expected dividend yield	-

The Company vested 50% of the optioned shares on date of granting the stock options and 50% of the optioned shares vested on June 25, 2014.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	-	$-	$-	$-
Granted	300,000	0.03	5	9,000
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at December 31, 2013	300,000	$0.03	$5	$9,000
Exercisable at December 31, 2013	150,000	$0.03	$5	$4,500

The Company recognized approximately $6,590 and $0 of stock based compensation costs related to stock options awards for the years ended December 31, 2013 and 2012, respectively; and approximately $6,590 for the period from inception to December 31, 2013. The weighted-average grant date fair value of options outstanding at December 31, 2013 was $0.0289. As of December 31, 2013 the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was approximately $2,078. These costs will be recognized on a straight line basis over the remaining vesting life which currently extends to June 30, 2014.

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

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2013 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2013 and 2012, respectively.

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,222,000	$1,222,000	$1,222,000	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2012	2012	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,338,000	$1,338,000	$1,338,000	$—	$—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)           Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2013, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting for the period as disclosed below.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Previously, we have restated our financial statements as of and for the fiscal year ended December 31, 2010, for the period from January 1, 1999 (inception) to December 31, 2010 and as of and for the fiscal quarters ended March 31, June 30 and September 30, 2010. As a result of the delay in filing and the time and effort required for filing these restatements, we have not made timely filing of our Forms 10-Q and Forms 10-K, including this Form 10-K for the year ended December 31, 2013. In connection with management’s assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified this delay in filing this Form 10-K for the year ended December 31, 2013 as a material weakness in our internal control over financial reporting as of December 31, 2013.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013.

Our management does not believe that the material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the year ended December 31, 2013 to contain a material misstatement.

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

During the quarter ended December 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C. W. Green,	2013	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	17,000
Chief Financial Officer	2012	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)
Allen T. McInnes P. O. Box 6199 Fair Haven, NJ 07704	Common	5,678,954	(5)	29.7%

Herbert M. Gardner P. O. Box 463 Wading River, NY 11792	Common	3,966,387	(2) (5)	21.5%

William J. Barrett P. O. Box 6199 Fair Haven, NJ 07704	Common	5,603,405	(3) (5)	28.4%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	1,988,359	(4) (5)	11.6%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	122,738	(5)	0.8%

Ann C. W. Green P. O. Box 6199 Fair Haven, NJ 07704	Common	898,775	(5)	5.6%

All directors & officers as a group (6 persons)	Common	18,258,618	(2)(3)(4)(5)	64.2%

(1) The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, based on number of shares outstanding plus the Common Stock underlying the warrants and Series A Convertible Preferred Stock.

(2) Includes 167,590 shares of Common Stock owned by the Generation Skipping Marital Trust U/W/O Mary K. Gardner.  Mr. Gardner has disclaimed beneficial ownership of these shares.

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

(5) Includes the Common Stock underlying warrants, Series A Preferred Stock, and vested stock options held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying Warrants Beneficially Owned	Number of Common Shares Underlying Stock Options (4) Beneficially Owned

Allen T. McInnes	2,777,000	766,500	50,000
Herbert M. Gardner(1)	2,109,000	712,500	50,000
William J. Barrett(2)	3,908,000	245,500	50,000
Edward L. Flynn(3)	1,204,000	334,000	50,000
Ann C. W. Green	423,000	118,500	50,000
Wayne A. Whitener	-	-	50,000
Total	10,421,000	2,177,000	300,000

(1) Includes 318,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the Generation Skipping Marital Trust U/W/O Mary K. Gardner.  Mr. Gardner has disclaimed beneficial ownership of the shares.

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

The Stock Options are exercisable as follows: (a) fifty percent (50%) of the Optioned Shares vested immediately upon receipt; and (b) fifty percent (50%) vested on June 25, 2014. To date no Stock Options have been exercised.

Depositories such as The Depository Trust Company (Cede & Company) as of July 22, 2014 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2013 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q were $28,776 and $20,250 for 2013 and 2012, respectively.

Audit-Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the independent registered public accounting firm in 2013 were $0 and $4,100 for 2012.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the independent registered public accounting firm for the preparation of the Company’s corporate tax returns were $0 and $3,000 for 2013 and 2012, respectively.

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
___________
*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: July 25, 2014	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 25, 2014	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer

Date: July 25, 2014	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary

Date: July 25, 2014	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: July 25, 2014	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: July 25, 2014	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: July 25, 2014	By:	/s/ Wayne Whitener
Wayne Whitener
Director