Form 10-Q
period 2014-03-31
CHASE PACKAGING CORP
filed 2014-08-01
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, par value $.10 per share	15,536,275 shares

Table of Contents

- INDEX -

		Page(s)

PART I - Financial Information:

ITEM 1.	Financial Statements:	3

	Condensed Balance Sheets (unaudited) —March 31, 2014 and December 31, 2013	3

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2014) and the Three Months Ended March 31, 2014 and 2013	4

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to March 31, 2014) and the Three Months Ended March 31, 2014 and 2013	5

	Notes to Interim Condensed Financial Statements (Unaudited)	6 -14

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4.	Controls and Procedures	16

PART II - Other Information:

ITEM 1.	Legal Proceedings.	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

ITEM 3.	Defaults upon Senior Securities.	18

ITEM 4.	Mine Safety Disclosures.	18

ITEM 5.	Other Information.	18

ITEM 6.	Exhibits.	19

SIGNATURES		20

EXHIBITS		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$1,179,986	$1,221,675

TOTAL ASSETS	$1,179,986	$1,221,675

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,785	$14,965
TOTAL CURRENT LIABILITIES	5,785	14,965

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 24,971 shares issued and outstanding as of March 31, 2014 and December 31, 2013 : liquidation preference of $2,497,100 as of March 31, 2014 and December 31, 2013	2,056,185	2,056,185
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of March 31, 2014 and December 31, 2013	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of March 31, 2014 and December 31, 2013	(49,759)	(49,759)
Additional paid-in capital	2,563,645	2,562,577
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,373,136)	(1,339,559)
TOTAL STOCKHOLDERS’ EQUITY	1,174,201	1,206,710

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,179,986	$1,221,675

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,		Cumulative During the Development Stage (January 1, 1999 to March
	2014	2013	31, 2014)

NET SALES	$-	$-	$-

EXPENSES:
General and administrative expense	33,611	22,070	908,435

LOSS FROM OPERATIONS	(33,611)	(22,070)	(908,435)

OTHER INCOME (EXPENSE)

Interest expense	-	-	(8,591)
Interest and other income	34	32	60,218
Change in warrant liability	-	-	130,456
Warrant liability extinguishment from modification of warrants	-	-	9,396

TOTAL OTHER INCOME	34	32	191,479

LOSS BEFORE INCOME TAXES	(33,577)	(22,038)	(716,956)

Provision for income taxes	-	-	-

NET LOSS	$(33,577)	$(22,038)	$(716,956)
Accretion of preferred stock to redemption value	-	-	(656,180)
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(33,577)	$(22,038)	$(1,373,136)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

See notes to interim condensed financial statements.

 CHASE PACKAGING CORPORATION
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,		Cumulative During the Development Stage (January 1, 1999 to March
	2014	2013	31, 2014)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,577)	$(22,038)	$(716,956)
Adjustment to reconcile to net loss to net cash used in operating activities:
Change in warrant liability	-	-	(130,456)
Warrant liability extinguishment from modification of warrants			(9,396)
Stock based compensation	1,068	-	7,658-
Change in assets and liabilities:
Accounts payable and accrued expenses	(9,180)	(1,095)	(9,393)

Net cash used in operating activities	(41,689)	(23,133)	(858,543)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	-	56,500
Proceeds from private placement/exercise of stock warrants	-	-	5,500
Capital contribution	-	-	8,000
Proceeds from private placement	-	-	1,962,358
Cash dividends paid on preferred stock	-	-	(5,490)
Net cash provided by financing activities	-	-	2,026,868
NET INCREASE (DECREASE) IN CASH	(41,689)	(23,133)	1,168,325

Cash, at beginning of period	1,221,675	1,338,356	11,661

CASH, END OF PERIOD	$1,179,986	$1,315,223	$1,179,986

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$8,591
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value	$-	$-	$(656,180)
Modification on warrants to change to equity	$-	$-	$1,176
Preferred stock issued as stock dividend	$-	$-	$11,154
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$-	$-	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$-	$-	$10,200

 See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION
(A Development Stage Company)
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2014
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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, and cash flows for the three months ended March 31, 2014 and 2013, as applicable, have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2013, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2014, and December 31, 2013, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,180,000 and $1,222,000, respectively.

Income Taxes

The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured assuming enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such asset will be realized.

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At March 31, 2014 and December 31, 2013, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 32,030,000 and 29,613,000 common stock equivalents (preferred stock and warrants) from the calculation of diluted loss per share for the three months ended March 31, 2014 and 2013, which, if included, would have an antidilutive effect.

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

Warrants

As of March 31, 2014 and 2013, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date at September 6, 2014.

	2014		2013
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Expired during the period	-	$-	-	$-

Balance at March 31	6,909,000	$0.15	6,909,000	$0.15

As of March 31, 2014 and December 31, 2013, the average remaining contractual life of the outstanding warrants was 0.44 year and 0.68 year, respectively.

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

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	March 31, 2014	December 31, 2013	At transaction date

September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of March 31, 2014 and December 31, 2013, the number of shares indexed to the warrants was 0.

The following are the assumptions for the valuation of the fair value of the warrant liability:

	March 31, 2014	December 31, 2013	At transaction date
Warrants outstanding	-	-	6,909,000
Exercise price	$-	$-	$0.15
Annual dividend yield	-%	-%	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-%	-%	4.14%
Expected volatility	-%	-%	53.94%

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

NOTE 7 - STOCKHOLDERS’ EQUITY - CONTINUED:

Stock Option

The fair value of each option was estimated on June 25, 2013 (date of grant) using the following Black-Scholes assumptions:

Three Months ended March 31, 2014
Expected term (in years)	5
Expected stock price volatility	185.25%
Risk-free interest rate	1.48%
Expected dividend yield	-

The Company vested 50% of the optioned shares on date of granting the stock options and 50% of the optioned shares vested on June 25, 2014.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	300,000	0.03	$-	$9,000
Granted			5
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at March 31, 2014	300,000	$0.03	$5	$9,000
Exercisable at March 31, 2014	150,000	$0.03	$5	$4,500

The Company recognized approximately $1,069 and $0 of stock based compensation costs related to stock options awards for the three months ended March 31, 2014 and 2013, respectively and approximately $7,658 for the period from inception to March 31, 2014. The weighted-average grant date fair value of options outstanding at March 31, 2014was $0.0289. As of March 31, 2014, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was approximately $1,009. These costs will be recognized on a straight line basis over the remaining vesting life which extended to June 30, 2014.

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

There were no transfers in or out of any level during the three months ended March 31, 2014 and the year ended December 31, 2013.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended March 31, 2014 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

NOTE 8 - FAIR VALUE MEASUREMENTS - CONTINUED:

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,179,986	$1,179,986	$1,179,986	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,221,675	$1,221,675	$1,221,675	$—	$—

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

Results of Operations

During the quarter ended March 31, 2014, the Company had no operations and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the three-month periods ended March 31, 2014 and 2013 were $33,611 and $22,070 respectively. The Company had interest and other income of $34, and a net loss of $33,577 during the three-month period ended March 31, 2014, compared with interest and other income of $32, and a net loss of $22,038 during the comparable period of 2013. Increase in general and administrative expenses during the three months ended March 31, 2014 are due primarily to consulting fees and the stock based compensation related to the issuance of stock options to officers and outside directors on June 25, 2013 under the 2008 Stock Award Plan.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash balance as of March 31, 2014 of $1,179,986. The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s stockholders.

Liquidity and Capital Resources

At March 31, 2014, the Company had cash of $1,179,986. Cash consists of cash held in a bank. Working capital at March 31, 2014 was $1,174,201. Management believes that the Company’s cash is sufficient for its business activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash of approximately $42,000, and $23,000 were used in operations during the three-month period ended March 31, 2014 and 2013, respectively.

No cash flows were used or provided by investing activities during the first quarter of 2014 or during the first quarter of 2013.

No cash proceeds were used or provided by financing activities during the first quarter of 2014 or during the first quarter of 2013.

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

Except indicated above, the Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2014, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting for the period as disclosed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Previously, we have restated our financial statements as of and for the fiscal year ended December 31, 2010, for the period from January 1, 1999 (inception) to December 31, 2010 and as of and for the fiscal quarters ended March 31, June 30 and September 30, 2010. As a result of the delay in filing and the time and effort required for filing these restatements, we have not made timely filing of our Forms 10-Q and Forms 10-K, including this Form 10-Q for the quarter ended March 31, 2014. In connection with management’s assessment of our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, we identified this delay in filing this Form 10-Q for the quarter ended March 31, 2014 as a material weakness in our internal control over financial reporting as of March 31, 2014.

Due to the weakness noted, management has concluded that we did not maintain effective internal control over financial reporting as of March 31, 2014.

Our management does not believe that the material weakness in our internal control over financial reporting had a material effect on our financial condition or results of operations or caused our financial statements for the quarter ended March 31, 2014 to contain a material misstatement.

Changes in Internal Controls over Financial Reporting.

During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*
Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended March 31, 2014, filed on August 1, 2014, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

__________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: August 1, 2014	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: August 1, 2014	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)