Form 10-Q
period 2014-09-30
CHASE PACKAGING CORP
filed 2014-11-13
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2014
Common Stock, par value $.10 per share	15,536,275 shares

Table of Contents

- INDEX -

		Page(s)

PART I -	Financial Information:

ITEM 1.	Financial Statements:	3

	Condensed Balance Sheets (unaudited) - September 30, 2014 and December 31, 2013.	3

	Condensed Statements of Operations (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2014) and the Nine and Three Months Ended September 30, 2014 and 2013.	4

	Condensed Statements of Cash Flows (Unaudited) - Cumulative Period During the Development Stage (January 1, 1999 to September 30, 2014) and the Nine Months Ended September 30, 2014 and 2013.	5

	Notes to Interim Condensed Financial Statements (Unaudited).	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

ITEM 4	Controls and Procedures.	15

PART II -	Other Information

ITEM 1.	Legal Proceedings.	16

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

ITEM 3.	Defaults upon Senior Securities.	16

ITEM 4.	Mine Safety Disclosures.	16

ITEM 5.	Other Information.	16

ITEM 6.	Exhibits.	17

SIGNATURES		18

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$1,082,620	$1,221,675

TOTAL ASSETS	$1,082,620	$1,221,675

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,077	$14,965
TOTAL CURRENT LIABILITIES	5,077	14,965

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:

PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 24,971 shares issued and outstanding as of September 30, 2014 and December 31, 2013 : liquidation preference of $2,497,100 as of September 30, 2014 and December 31, 2013	2,056,185	2,056,185
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of September 30, 2014 and December 31, 2013	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of September 30, 2014 and December 31, 2013	(49,759)	(49,759)
Additional paid-in capital	2,564,655	2,562,577
Accumulated deficit	(3,626,121)	(3,626,121)
Deficit accumulated during the development stage	(1,470,804)	(1,339,559)
TOTAL STOCKHOLDERS’ EQUITY	1,077,543	1,206,710

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,082,620	$1,221,675

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,		Cumulative During the Development Stage (January 1, 1999 to September 30,
	2014	2013	2014	2013	2014)

NET SALES	$-	$-	$-	$-	$-

EXPENSES:
General and administrative expense	131,336	86,847	46,085	34,184	1,006,160

LOSS FROM OPERATIONS	(131,336)	(86,847)	(46,085)	(34,184)	(1,006,160)

OTHER INCOME (EXPENSE)
Interest expense	-	-	-	-	(8,591)
Interest and other income	91	99	28	34	60,275
Change in warrant liability	-	-	-	-	130,456
Warrant liability extinguishment from modification of warrants	-	-	-	-	9,396

TOTAL OTHER INCOME	91	99	28	34	191,536

LOSS BEFORE INCOME TAXES	(131,245)	(86,748)	(46,057)	(34,150)	(814,624)

Provision for income taxes	-	-	-	-	-

NET LOSS	$(131,245)	$(86,748)	$(46,057)	$(34,150)	(814,624)
Accretion of preferred stock to redemption value	-	-	-	-	(656,180)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(131,245)	$(86,748)	$(46,057)	$(34,150)	$(1,470,804)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

 CHASE PACKAGING CORPORATION

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS - (Unaudited)

	For The Nine Months Ended September 30,		Cumulative During the Development Stage (January 1, 1999 to September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,245)	$(86,748)	$(814,624)
Adjustment to reconcile to net loss to net cash used in operating activities:
Change in warrant liability	-	-	(130,456)
Warrant liability extinguishment from modification of warrants			(9,396)
Stock based compensation	2,078	5,497	8,668
Change in assets and liabilities:
Accounts payable and accrued expenses	(9,888)	10,469	(10,101)
Net cash used in operating activities	(139,055)	(70,782)	(955,909)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt	-	-	56,500
Proceeds from private placement/exercise of stock warrants	-	-	5,500
Capital contribution	-	-	8,000
Proceeds from private placement	-	-	1,962,358
Cash dividends paid on preferred stock	-	-	(5,490)
Net cash provided by financing activities	-	-	2,026,868

NET INCREASE (DECREASE) IN CASH	(139,055)	(70,782)	1,070,959

Cash, at beginning of period	1,221,675	1,338,356	11,661

CASH, END OF PERIOD	$1,082,620	$1,267,574	$1,082,620

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-	$8,591
Income taxes	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock to redemption value	$-	$-	$(656,180)
Modification on warrants to change to equity	$-	$-	$1,176
Preferred stock issued as stock dividend	$-	$-	$11,154
416 Private Placement Units were issued in exchange for $56,500 of convertible notes plus $5,900 of accrued interest	$-	$-	$62,400
68 Private Placement Units were issued in exchange for $8,000 of stock subscriptions plus $2,200 of accrued interest	$-	$-	$10,200

 See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

(A Development Stage Company)

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2014, and December 31, 2013, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,083,000 and $1,222,000, respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At September 30, 2014 and December 31, 2013, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 32,030,000 and 32,030,000 common stock equivalents (preferred stock and warrants) from the calculation of diluted loss per share for the nine months ended September 30, 2014and 2013, which, if included, would have an antidilutive effect.

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

Warrants

As of September 30, 2014 and 2013, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date at September 7, 2015 as of September 30, 2014 and September 7, 2014 as of September 30, 2013.

	2014		2013
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Extended during the period	6,909,000)	$0.15	-	$-
Expired during the period	(6,909,000)	$0.15	-	$-

Balance at September 30	6,909,000	$0.15	6,909,000	$0.15

As of September 30, 2014 and December 31, 2013, the average remaining contractual life of the outstanding warrants was 0.94 year and 0.68 year, respectively. The Warrants expire on September 7, 2015.

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

Effective June 30, 2012, the Company entered into an amendment to its Warrant Agreement. The amendment to remove the put and the down round protection feature allows for the Warrants to be treated as equity beginning with the quarter ended June 30, 2012. Effective August 31, 2014, the Company entered into an amendment to its Warrant Agreement to extend the expiration date of the warrants from September 7, 2014 to September 7, 2015.

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	September 30, 2014	December 31, 2013	At transaction date

September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of September 30, 2014 and December 31, 2013, the number of shares indexed to the warrants was 0.

The following are the assumptions for the valuation of the fair value of the warrant liability:

	September 30, 2014	December 31, 2013	At transaction date
Warrants outstanding	-	-	6,909,000
Exercise price	$-	$-	$0.15
Annual dividend yield	-%	-%	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-%	-%	4.14%
Expected volatility	-%	-%	53.94%

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

Stock Option

The fair value of each option was estimated on June 25, 2013 (date of grant) using the following Black-Scholes assumptions:

Nine Months ended September 30, 2014
Expected term (in years)	5
Expected stock price volatility	185.25%
Risk-free interest rate	1.48%
Expected dividend yield	-

The Company vested 50% of the optioned shares on date of granting the stock options and 50% of the optioned shares vested on June 25, 2014.

The following table summarizes all stock option activity under the plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	300,000	$0.03	4.48	$9,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at September 30, 2014	300,000	$0.03	3.73	$9,000
Exercisable at September 30, 2014	300,000	$0.03	3.73	$9,000

The Company recognized approximately $2,078 and $5,497 of stock based compensation costs related to stock options awards for the nine months ended September 30, 2014 and 2013, and approximately $0 and $5,497 of stock based compensation costs related to stock options awards for the three months ended September 30, 2014 and 2013respectively and $8,667 for the period from inception to September 30, 2014. The weighted-average grant date fair value of options outstanding at September 30, 2014 was $0.0289. As of September 30, 2014, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was approximately $0.

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

There were no transfers in or out of any level during the nine months ended September 30, 2014 and the year ended December 31, 2013.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended September 30, 2014 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,082,620	$1,082,620	$1,082,620	$-	$-

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,221,675	$1,221,675	$1,221,675	$-	$-

NOTE 9 -  COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 - SUBSEQUENT EVENTS:

On October 31, 2014, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Stockholders of record as of November 15, 2014 will receive the stock dividend for each share of Series A 10% Convertible Preferred Stock owned on that date, payable on December 1, 2014. As of October 31, 2014, the Company had 24,971 shares of Series A 10% Convertible Preferred Stock outstanding, the total dividend consists of 2,494 shares of Series A 10% Convertible Preferred Stock (which are convertible into 2,494,000 of Common Stock) with a fair value of $249,400 and a total of 16 fractional shares which will be accumulated until whole shares can be issued. Due to the absence of Retained Earnings, the $2,494 par value of the Series A 10% Convertible Preferred Stock dividend will be charged against Additional Paid-in Capital.

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

Results of Operations

During the nine months and three months ended September 30, 2014, the Company had no operations, and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the nine-month and three-month periods ended September 30, 2014 were $131,336 and $46,085 respectively, compared to $86,847 and $34,184 for the comparable periods of 2013. Increases in general and administrative expenses during the nine months ended September 30, 2014 are due primarily to consulting fees and the stock based compensation related to the issuance of stock option to officers and outside directors on June 25, 2013 under the 2008 Stock Awards Plan.

The Company had interest income of $91 and a net loss of $131,245 during the nine months ended September 30, 2014, compared with interest income of $99 and a net loss of $86,748 during the comparable period of 2013. The increase in the net loss of $44,496 was mainly due to the increase in general and administrative expenses for the nine-month periods ended September 30, 2014.

The Company had interest income of $28 and a net loss of $46,057 during the three months ended September 30, 2014, compared with interest income of $34 and a net loss of $34,150 during the comparable period of 2013. The increase in the net loss of $11,947 was mainly due to the increase in general and administrative expenses for the three-month periods ended September 30, 2014.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash balance as of September 30, 2014 of $1,082,620. The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s stockholders.

Liquidity and Capital Resources

At September 30, 2014, the Company had cash of $1,082,620. Cash consists of cash held in a bank. Working capital at September 30, 2014 was $1,077,543. Management believes that the Company’s cash is sufficient for its business activities for at least the next 12 months and for the costs of acquiring an operating business.

Net cash of approximately $139,000, and $71,000 were used in operations during the nine-month periods ended September 30, 2014 and 2013, respectively.

No cash proceeds were used or provided by financing activities during the nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6. Exhibits.

Number	Description

10.1*	Form of Amendment No. 2 to Warrant Agreement.

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended September 30, 2014, filed on November 13, 2014, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited) tagged as blocks of text.

_____________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: November 13, 2014	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: November 13, 2014	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

