Form 10-K
period 2014-12-31
CHASE PACKAGING CORP
filed 2015-03-17
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $501,533.

Number of shares of common stock outstanding as of March 13, 2015: 15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2014

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “ intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our capital needs and our ability to find a suitable merger partner wishing to go public or a suitable private company to acquire to create investment value for the Company. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

History

Prior Business Operations

The Company was established in July of 1993 as a wholly-owned subsidiary of Dawson Geophysical Company (“Dawson” and formerly known as TGC Industries, Inc.). On July 30, 1993, the Company purchased certain assets of Union Camp Corporation's packaging division for a purchase price of approximately $6.14 million. The assets purchased included substantially all of the business of weaving and constructing Saxolin ® paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Union Camp’s packaging division. The properties acquired by Chase consisted of Union Camp's plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades in the Pink Sheets under the symbol "CPKA." American Stock Transfer and Trust Company has determined that there were approximately 236holders of record on December 31, 2014. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on November 17, 2014 were $0.07 and $0.07, respectively, and the last trade was $0.07.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2014 and December 31, 2013are displayed in the following table:

	2014 Market Price		2013 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.06	$0.02	$0.01	$0.01
June 30	$0.10	$0.05	$0.03	$0.01
September 30	$0.08	$0.08	$0.03	$0.01
December 31	$0.07	$0.06	$0.08	$0.02

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2014 and 2013

Revenue

The Company had no operations and no revenue for the years ended December 31, 2014 or 2013 respectively and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2014 or 2013.

	Year Ended December 31,
	2014	2013
Stock-Based Compensation Expense	2,078	6,590
Professional Fees	74,100	47,901
Legal Fees	40,221	41,429
Payroll	20,311	20,367
OtherGeneral and Administrative Expense	22,658	16,970
	$159,368	$133,257

Operating expenses consist mostly of professional fees and legal fees. Professional fees are comprised of audit and accounting fees. Other general and administrative expenses are comprised oftransfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2014 was mainly due to the increase in professionalfees.

Loss from Operation

The Company incurred loss from operation of $159,368 and $133,257 for the year ended December 31, 2014 and 2013, respectively.

Net Loss

The Company had interest and other income of $1,301, and a net loss of $158,067 for the year ended December 31, 2014, compared with otherincome of $139, and a net loss of $133,118 for the year ended December 31, 2013. Net loss attributable to common stockholders was $158,067 for the year ended December 31, 2014, compared to $133,118 for the year ended December 31, 2013. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the years ended December 31, 2014 and 2013 were approximately $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Amendments made to the Preferred Stock and Warrant Agreements.

On June 30, 2012, the Warrants were modified to extend the maturity date from September 7, 2012 to September 7, 2014 and to remove the fundamental transaction put feature and anti-dilution protection. On or before June 30, 2012, the holders of the Convertible Preferred Stock agreed to an amendment to the Series A 10% Convertible Preferred Stock which deleted the liquidation provision. As a result, the Convertible Preferred Stock is shown as equity (rather than temporary equity) in all filings beginning with the quarter ended June 30, 2012. The amendment to remove the put and the down round protection feature allows for the Warrants to be treated as equity for all filings beginning with the quarter ended June 30, 2012. Please see Note 6 to the financial statements for further explanation.

Effective August 31, 2014, the Company entered into an amendment to its Warrant Agreement to extend the expiration date of the warrants from September 7, 2014 to September 7, 2015.

Liquidity and Capital Resources

At December 31, 2014, the Company had cash and cash equivalents of approximately $1,062,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2014	2013
Net cash used in operating activities	$(159,949)	$(116,681)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(159,949)	$(116,681)

Net cash of approximately $160,000 was used in operations during fiscal 2014, anincrease of approximately $43,000 over the $117,000 used in operations during fiscal 2013. The increase was due primarily to the increase in the professional fees in fiscal 2014.No cash flows were used or provided by investing activities for each of the periods presented.No cash flows were used or provided by financing activities for each of the periods presented.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

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

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Chase Packaging Corporation

Fair haven, NJ

We have audited the accompanying balance sheets of Chase Packaging Corporation, (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2014. Chase Packaging Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ ZBS Group , LLP

Plainview, NY

February 12, 2015

255 Executive Drive, Suite 400 Plainview, New York 11803

Tel: (516) 394-3344 Fax: (516) 908-7867

www.zbscpas.com

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2014	2013

ASSETS
CURRENT ASSETS:
Cash	$1,061,726	$1,221,675

TOTAL ASSETS	$1,061,726	$1,221,675

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,005	$14,965

TOTAL CURRENT LIABILITIES	11,005	14,965

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 27,466 and 24,971 shares issued and outstanding as of December 31, 2014 and 2013, liquidation preference of $2,746,600 and $2,497,100 as of December 31, 2014 and 2013	2,058,680	2,056,185
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of December 31, 2014 and 2013	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of December 31, 2014 and 2013	(49,759)	(49,759)
Additional paid-in capital	2,562,160	2,562,577
Accumulated deficit	(5,123,747)	(4,965,680)
TOTAL STOCKHOLDERS’ EQUITY	1,050,721	1,206,710

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,061,726	$1,221,675

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2014	2013

NET SALES	$-	$-

OPERRATING EXPENSES:
General and administrative expense	159,368	133,257

LOSS FROM OPERATIONS	(159,368)	(133,257)

OTHER INCOME (EXPENSE)

Interest and other income	1,301	139

TOTAL OTHER INCOME	1,301	139

LOSS BEFORE INCOME TAXES	(158,067)	(133,118)

Provision for income taxes	-	-

NET LOSS	$(158,067)	$(133,118)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2013	22,704	$2,053,918	16,033,862	$1,603,387	$2,558,254	$(4,832,562)	(497,587)	$(49,759)	$1,333,238

Preferred shares issued as dividend	2,267	2,267	-	-	(2,267)	-	-	-	-
Stock based compensation	-	-	-	-	6,590	-	-	-	6,590
Net loss for the year ended December 31, 2013	-	-	-	-	-	(133,118)	-	-	(133,118)

Balance at December 31, 2013	24,971	$2,056,185	16,033,862	$1,603,387	$2,562,577	$(4,965,680)	(497,587)	$(49,759)	$1,206,710

Preferred shares issued as dividend	2,495	2,495	-	-	(2,495)	-	-	-	-
Stock based compensation					2,078				2,078
Net loss for the year ended December 31, 2014	-	-	-	-	-	(158,067)	-	-	(158,067)

Balance at December 31, 2014	27,466	$2,058,680	16,033,862	$1,603,387	$2,562,160	$(5,123,747)	497,587	$(49,759)	$(1,050,721)

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(158,067)	$(133,118)

Adjustment to reconcile to net loss to net cash used in operating activities :
Stock based compensation	2,078	6,590
Change in assets and liabilities:
Accounts payable and accrued expenses	(3,960)	9,847

Net cash used in operating activities	(159,949)	(116,681)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET INCREASE (DECREASE) IN CASH	(159,949)	(116,681)

Cash, at beginning of year	1,221,675	1,338,356

CASH, END OF YEAR	$1,061,726	$1,221,675

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$2,495	$2,267

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1 - BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies.Management’s plans for the Company include securing a merger or acquisition, raising additional capital, and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 Accounting Standards Update 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage.

In June 2014, the FASB issued ASU 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period.” This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2014, and 2013, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $1,062,000 and $1,222,000 respectively.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED:

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2014 and 2013, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

NOTE 4 - BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the exercise of common stock equivalents.

We have excluded 32,030,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the years ended December 31, 2014 and 2013 respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2014 and 2013, due to the Company’s operating losses. At December 31, 2014 and 2013 the Company had unused net operating loss carry-forwards of approximately $918,000 and $760,000 which expire at various dates through 2032. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2014 and 2013, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	2014	2013
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$367,000	$304,000
Less valuation allowance	(367,000)	(304,000)
Net deferred tax assets	$-	$-

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2008 through 2014 are open and potentially subject to examination by the New Jersey and Texas state taxing authority.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Year ended
	December 31,
	2014	2013
Tax benefits (expense) at statutory rate	35%	35%
Unrecognized tax benefits (expense) of current period tax losses	(35)%	(35)%
Effective tax rate	-	-

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

Warrants

As of December 31, 2014, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2015. As of December 31, 2013, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2014.

The Company entered into an amendment to its warrant agreements to extend the expiration date of the warrants from September 7, 2014 until September 7, 2015.

	2014		2013
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Extended during the period	6,909,000	$0.15	-	$-
Expired during the period	(6,909,000)	$0.15	-	$-
Balance at December 31	6,909,000	$0.15	6,909,000	$0.15

NOTE 6 - PRIVATE PLACEMENT OFFERING - CONTINUED:

As of December 31, 2014 and 2013, the average remaining contractual life of the outstanding warrants was 0.68 year and 0.68 years, respectively. The Warrants expire on September 7, 2015.

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

Warrants

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

NOTE 6 - PRIVATE PLACEMENT OFFERING - CONTINUED:

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

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	December 31, 2014	December 31, 2013	At transaction date
September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of December 31, 2014 and 2013, the number of shares indexed to the warrants was 0.

The following are the assumptions for the valuation of the fair value of the warrant liability:

	December 31, 2014	December 31, 2013	At transaction date
Warrants outstanding	-	-	6,909,000
Exercise price	$-	$-	$0.15
Annual dividend yield	-%	-%	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-%	-%	4.14%
Expected volatility	-%	-%	53.94%

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

Conversion rights– The holders of the Series A 10% Convertible Preferred Stock have the right to convert any or all of their Series A 10% Convertible Preferred Stock, at the option of the holder, at any time, into common stock on a one for one thousand basis.

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

On October 31, 2014, the Company announced that the Board of Directors had declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock. Stockholders of record as of November 15, 2014 received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2014. As of October 31, 2014, the Company had 24,971 shares of Preferred Stock outstanding; the total dividend paid consisted of 2,495 shares of Series A Preferred Stock (which are convertible into 2,495,000 shares of Common Stock) with a fair value of $249,500 and a total of 14 fractional shares which will be accumulated until whole shares can be issued. Due to the absence of Retained Earnings, the $2,495 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

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

The Company vested 50% of the optioned shares on date of granting the stock options and the remaining 50% of the optioned shares were vested on June 25, 2014.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	300,000	0.03	4.48	$9,000
Granted			-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at December 31, 2014	300,000	$0.03	3.48	$9,000
Exercisable at December 31, 2014	300,000	$0.03	3.48	$9,000

The Company recognized approximately $2,078 and $6,590 of stock based compensation costs related to stock options awards for the years ended December 31, 2014 and 2013, respectively. The weighted-average grant date fair value of options outstanding at December 31, 2014 was $0.0289. As of December 31, 2014, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was approximately $0.

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

There were no transfers in or out of any level the year ended December 31, 2014 and 2013.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2014 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,061,726	$1,061,726	$1,061,726	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2013	2013	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,221,675	$1,221,675	$1,221,675	$—	$—

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2014 based on those criteria.

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

During the quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

Allen T. McInnes, Ph.D., 77

Joined the Board of Directors in 1993 and has served as Chairman of the Board, President, and Treasurer of the Company since 1997; Director of Dawson Geophysical Company (formerly TGC, Industries, Inc.), a company engaged in the geophysical services industry, since 1993; Chairman of the Board of Dawson from July 1993 to March 2004 and Presiding Director of the Board since March 2004; Chief Executive Officer of Dawson from August 1993 to March 1996; Director of Tetra Technologies, a chemical manufacturer, from 1993 to 2012; President and Chief Executive Officer of Tetra Technologies, Inc. from April 1996 to January 2000; and Dean of the Rawls College of Business at Texas Tech University from September 2001 to September 2012. Dr. McInnes was selected to serve as a director of the Company due to his extensive background as an experienced leader of major organizations, his experience serving on the boards of other public companies, and his experience as chief executive officer of another public company. In addition, Dr. McInnes’ experience as former Dean of the Business School at Texas Tech University provides the Board with a link to developments in business management practices.

Chairman of the Board, President and Treasurer

Herbert M. Gardner, 75

Vice President of the Company since 2001; was a Director of the Company from 1996 to 1997 and rejoined the Board of Directors in 2001; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, from 1980 until February 2015; Executive Vice President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; and previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Chairman of the Board of Supreme Industries, Inc. (“Supreme”), a manufacturer of specialized truck bodies, since 1979; Chief Executive Officer of Supreme from 1979 to January 2011; President of Supreme from June 1992 to February 2006; former Director of Nu-Horizons Electronics Corp., an electronics component distributor, from 1984 until January 2011; and former Director of MKTG, Inc., a marketing and sales promotion company from 1997 until January 2010. Mr. Gardner was selected to serve as a director of the Company because of his strong executive management skills, his business acumen, and his experience as chief executive officer of another public company.

Vice President and Director

William J. Barrett, 75

Secretary of the Company since 2001, was a Director of the Company from 1996 to 1997, and rejoined the Board of Directors in 2001; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, since 1980; Secretary of Dawson from 1986 to November 1997; President of W. J. Barrett Associates, Inc., a private merchant banking firm, since June 2009; President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc., a manufacturer of specialized truck bodies, since 1979; Director of Babson Corporate Investors, a close-end investment company, since July of 2006; and a Director of Babson Participation Investors, a close-end investment company, since July of 2006. Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company’s business, history, and organization, as well as extensive leadership experience.

Secretary and Director

Edward L. Flynn, 80

Director of the Company since 2007; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, from 1999 until February 2015; Owner of Flynn Meyer Company, a management company for the restaurant industry, since 1976; Director and Treasurer of Citri-Lite Co., a soft drink company, since 1994; Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies, since 2007; and Director of Bioject Medical Technologies Inc., a medical device company, since 2007. Mr. Flynn is an experienced leader of large organizations and brings to the Board strong executive management skills and experience serving on the boards of other public companies.

Director

Wayne A. Whitener, 63

Director of the Company since 2009; Mr. Whitener has been Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, since 1984; Vice Chairman of Dawson since February 2015, President of Dawsonfrom July 1986 until February 2015, Chief Executive Officer of Dawsonfrom 1999 until February 2015, Chief Operating Officer of Dawson from July 1986 to December 1998, Vice President of Dawson from 1983 to July 1986; and a Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies, since 2008. As the principal executive officer of another public company, Mr. Whitener provides valuable insight and guidance on the issues of corporate strategy and risk management.

Director

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company and who will continue to serve in such positions at the discretion of the Board of Directors.

Allen T. McInnes	77	Chairman, President, and Treasurer
Herbert M. Gardner	75	Vice President
William J. Barrett	75	Secretary
Ann C. W. Green	73	Chief Financial Officer and Assistant Secretary

Additional information regarding Messrs. McInnes, Gardner, and Barrett is included in the foregoing information relating to the Board of Directors. Ms. Green has served as Chief Financial Officer and Assistant Secretary of the Company since 2001. She is Vice President of W. J. Barrett Associates, Inc., a private merchant banking firm. Ms. Green also serves as Assistant Secretary of each of Supreme Corporation, a specialized manufacturer of truck bodies, and Dawson Geophysical Company (formerly known as TGC Industries, Inc.), a company engaged in the geophysical services industry. She previously served for 15 years as Assistant Vice President of Janney Montgomery Scott, LLC, an investment banking firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, par value $.10 per share (the “ Common Stock”), to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and 10% shareholders during the last fiscal year.

Committees

The Board of Directors has not established a separate audit committee within the meaning of the Exchange Act. Instead, the entire Board acts as the audit committee and will continue to do so for the foreseeable future. The Board of Directors has determined that Dr. McInnes qualifies as an audit committee financial expert. He is not an independent director.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C. W. Green,	2014	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	17,000
Chief Financial Officer	2013	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)
Allen T. McInnes P. O. Box 6199 Fair Haven, NJ 07704	Common	5,956,954	(5)	30.7%

Herbert M. Gardner P. O. Box 463 Wading River, NY 11792	Common	4,176,387	(2)(5)	22.4%

William J. Barrett P. O. Box 6199 Fair Haven, NJ 07704	Common	6,169,405	(3)(5)	30.6%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	2,110,359	(4)(5)	12.2%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	122,738	(5)	0.8%

Ann C. W. Green P. O. Box 6199 Fair Haven, NJ 07704	Common	941,775	(5)	5.8%

All directors & officers as a group (6 persons)	Common	19,477,618	(2)(3)(4)(5)	66.1%

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

(5) Includes the Common Stock underlying warrants, Series A Preferred Stock, and vested stock options held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying Warrants Beneficially Owned	Number of Common Shares Underlying Stock Options (4) Beneficially Owned

Allen T. McInnes	3,055,000	766,500	50,000
Herbert M. Gardner(1)	2,319,000	712,500	50,000
William J. Barrett(2)	4,299,000	245,500	50,000
Edward L. Flynn(3)	1,326,000	334,000	50,000
Ann C. W. Green	466,000	118,500	50,000
Wayne A. Whitener	-	-	50,000
Total	11,465,000	2,177,000	300,000

(1) Includes 349,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of the shares.

(2) Includes 663,000 and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse. Mr. Barrett has disclaimed beneficial ownership of the shares.

(3) Includes 663,000 shares and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse. Mr. Flynn has disclaimed beneficial ownership of the shares.

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

Depositories such as The Depository Trust Company (Cede & Company) as of March 16, 2015 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

EQUITY COMPENSATION PLANS

The following table summarizes the securities authorized for issuance under the 2008 Stock Awards Plan which has been approved by the Board of Directors and ratified by the Company’s stockholders. There are no equity compensation plans which have not been approved by the Company’s stockholders.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans(excluding securities reflected in column (a))

Equity compensation plans approved by security holders	300,000	$0.03	1,700,000

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2014 and 2013 fiscal years, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to ParenteBeard LLC, which served as theCompany’s independent registered public accounting firm prior to October 31, 2013, and to ZBS Group LLP, which served as the Company’s independent registered public accounting firm since October 31, 2013.

Fiscal year ended December 31, 2014

	ZBS Group LLP	Parente Beard LLC
1. Audit fees	$37,750	$15,000
2. Audit-related fees	-	-
3. Tax fees	2,500	-
4. All other fees	-	-
Totals	$40,250	$15,000

Fiscal year ended December 31, 2013

	ZBS Group LLP	Parente Beard LLC
1. Audit fees	$6,000	$22,776
2. Audit-related fees	-	-
3. Tax fees	-	-
4. All other fees	-	-
Totals	$6,000	$22,776

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with our auditors maintaining its independence and have determined that these services do not compromise their independence.

“Audit Fees” consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-K and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

“Tax Fees” consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

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

18

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

4.11

Form of Amendment No. 2 to Warrant Agreement filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 13, 2014, and incorporated herein by reference.

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

CHASE PACKAGING CORPORATION

Date: March 17, 2015	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2015	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: March 17, 2015	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

Date: March 17, 2015	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: March 17, 2015	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: March 17, 2015	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 17, 2015	By:	/s/ Wayne Whitener
Wayne Whitener
Director

