Form 10-Q
period 2015-03-31
CHASE PACKAGING CORP
filed 2015-05-13
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-21609

CHASE PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 West River Road, Rumson NJ 07760

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2015
Common Stock, par value $.10 per share	15,536,275 shares

Table of Contents

- INDEX -

		Page(s)

PART I - Financial Information:

ITEM 1.	Financial Statements:	3

	Condensed Balance Sheets (unaudited) - March 31, 2015 and December 31, 2014

	Condensed Statements of Operations (Unaudited) - Three Months Ended March 31, 2015 and 2014

	Condensed Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2015 and 2014

	Notes to Interim Condensed Financial Statements (Unaudited)

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17

ITEM 4.	Controls and Procedures	17

PART II - Other Information:

ITEM 1.	Legal Proceedings.	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	18

ITEM 3.	Defaults upon Senior Securities.	18

ITEM 4.	Mine Safety Disclosures.	18

ITEM 5.	Other Information.	18

ITEM 6.	Exhibits.	19

SIGNATURES		20

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash	$1,038,077	$1,061,726

TOTAL ASSETS	$1,038,077	$1,061,726

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,172	$11,005
TOTAL CURRENT LIABILITIES	11,172	11,005

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 27,466 shares issued and outstanding as of March 31, 2015 and December 31, 2014 : liquidation preference of $2,746,000 as of March 31, 2015 and December 31, 2014	2,058,680	2,058,680
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of March 31, 2015 and December 31, 2014	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of March 31, 2015 and December 31, 2014	(49,759)	(49,759)
Additional paid-in capital	2,562,160	2,562,160
Accumulated deficit	(5,147,563)	(5,123,747)
TOTAL STOCKHOLDERS’ EQUITY	1,026,905	1,050,721

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$1,038,077	$1,061,726

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2015	2014

NET SALES	$-	$-

EXPENSES:
General and administrative expense	23,842	33,611

LOSS FROM OPERATIONS	(23,842)	(33,611)

OTHER INCOME (EXPENSE)
Interest expense	-	-
Interest and other income	26	34
Change in warrant liability	-	-
Warrant liability extinguishment from modification of warrants	-	-

TOTAL OTHER INCOME	26	34

LOSS BEFORE INCOME TAXES	(23,816)	(33,577)

Provision for income taxes	-	-

NET LOSS	$(23,816)	$(33,577)
Accretion of preferred stock to redemption value	-	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(23,816)	$(33,577)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,816)	$(33,577)
Adjustment to reconcile to net loss to net cash used in operating activities:
Change in warrant liability	-	-
Warrant liability extinguishment from modification of warrants
Stock based compensation	-	1,068

Change in assets and liabilities:
Accounts payable and accrued expenses	(167)	(9,180)

Net cash used in operating activities	(23,649)	(41,689)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(23,649)	(41,689)

Cash, at beginning of period	1,061,726	1,221,675

CASH, END OF PERIOD	$1,038,077	$1,179,986

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies. Management’s plans for the Company include securing a suitable merger partner wishing to go public or acquiring private companies to create investment value for the Company. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2015, results of operations for the three months ended March 31, 2015 and 2014, and cash flows for the three months ended March 31, 2015 and 2014, as applicable, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 2 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 ASU 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage disclosure.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2015, and December 31, 2014, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $1,038,077 and $1,161,726, respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At As of March 31, 2015, and December 31, 2014, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 32,030,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the three months ended March 31, 2015 and 2014 respectively, which, if included, would have an antidilutive effect.

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

Warrants

As of March 31, 2015 and December 31, 2014, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2015.

The Company entered into an amendment to its warrant agreements to extend the expiration date of the warrants from September 7, 2014 until September 7, 2015.

	March 31, 2015		December 31, 2014
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Extended during the period	-	$0.15	6,909,000	$-
Expired during the period	-	$0.15	(6,909,000)	$-
Balance at March 31, & December 31,	6,909,000	$0.15	6,909,000	$0.15

As of March 31, 2015 and December 31, 2014, the average remaining contractual life of the outstanding warrants was 0.43 year and 0.68 years, respectively. The Warrants expire on September 7, 2015.

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

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	March 31, 2015	December 31, 2014	At transaction date

September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of March 31, 2015 and December 31, 2014, the number of shares indexed to the warrants was 0.

The following are the assumptions for the valuation of the fair value of the warrant liability:

	March 31, 2015	December 31, 2014	At transaction date

Warrants outstanding	-	-	6,909,000
Exercise price	$-	$-	$0.15
Annual dividend yield	-%	-%	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-%	-%	4.14%
Expected volatility	-%	-%	53.94%

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

Three Months ended March 31, 2015
Expected term (in years)	5
Expected stock price volatility	185.25%
Risk-free interest rate	1.48%
Expected dividend yield	-

The Company vested 50% of the optioned shares on date of granting the stock options and the remaining 50% of the optioned shares were vested on June 25, 2014.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2015	300,000	0.03	$3.48	$9,000
Granted			-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at March 31, 2015	300,000	$0.03	3.23	$9,000
Exercisable at March 31, 2015	300,000	$0.03	3.23	$9,000

The Company recognized $0 and $1,068 of stock based compensation costs related to stock options awards for the three months ended March 31, 2015 and December 31, 2014, respectively. The weighted-average grant date fair value of options outstanding at March 31, 2015 and December 31, 2014 was $0.0289. As of March 31, 2015 and December 31, 2014, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was approximately $0.

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

There were no transfers in or out of any level during the three months ended March 31, 2015 or the year ended December 31, 2014.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended March 31, 2015 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,038,077	$1,038,077	$1,038,077	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,061,726	$1,061,726	$1,061,726	$—	$—

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

Results of Operations

During the quarter ended March 31, 2015, the Company had no operations and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the three-month periods ended March 31, 2015 and 2014 were $23,842 and $33,611 respectively. The Company had interest and other income of $26, and a net loss of $23,816 during the three-month period ended March 31, 2015, compared with interest and other income of $34, and a net loss of $33,577 during the comparable period of 2014. Decrease in general and administrative expenses during the three months ended March 31, 2015 are due primarily to consulting fees and the stock based compensation related to the issuance of stock options to officers and outside directors on June 25, 2013 under the 2008 Stock Award Plan.

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

Liquidity and Capital Resources

At March 31, 2015, the Company had cash of $1,038,077 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this report.

Cash Flow

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(23,649)	$(41,689)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(23,649)	$(41,689)

Net cash of approximately $24,000 was used in operations during the three months ended March 31, 2015, a decrease of approximately $18,000 from the $42,000 used in operations during the three months ended March 31, 2014. The decrease was due primarily to the decrease in the professional fees during the three months ended March 31, 2015. No cash flows were used or provided by investing activities for each of the periods presented. No cash flows were used or provided by financing activities for each of the periods presented.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 ASU 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage disclosure.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended March 31, 2015, filed on May 13, 2015, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: May 13, 2015	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: May 13, 2015	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

