Form 10-Q
period 2015-06-30
CHASE PACKAGING CORP
filed 2015-08-05
CIK 1025771

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(732) 741-1500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2015
Common Stock, par value $.10 per share	15,536,275 shares

Table of Contents

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,009,679	$1,061,726

TOTAL ASSETS	$1,009,679	$1,061,726

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,295	$11,005
TOTAL CURRENT LIABILITIES	1,295	11,005

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 27,466 shares issued and outstanding as of June 30, 2015 and December 31, 2014 : liquidation preference of $2,746,000 as of June 30, 2015 and December 31, 2014	2,058,680	2,058,680
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of June 30, 2015 and December 31, 2014	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of June 30, 2015 and December 31, 2014	(49,759)	(49,759)
Additional paid-in capital	2,562,160	2,562,160
Accumulated deficit	(5,166,084)	(5,123,747)
TOTAL STOCKHOLDERS' EQUITY	1,008,384	1,050,721

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$1,009,679	$1,061,726

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Six Months Ended June 30,				For The Three Months Ended June 30,
	2015		2014		2015		2014

NET SALES	$		$		$		$-

EXPENSES:
General and administrative expense		42,388		85,211		18,546	51,599

LOSS FROM OPERATIONS		(42,388)		(85,211)		(18,546)	(51,599)

OTHER INCOME (EXPENSE)

Interest expense		-		-		-	-
Interest and other income		51		62		25	29
TOTAL OTHER INCOME (EXPENSE)		51		62		25	29

LOSS BEFORE INCOME TAXES		(42,337)		(85,149)		(18,521)	(51,570)

Provision for income taxes		-		-		-	-

NET LOSS		$(42,337)		$(85,149)		$(18,521)	$(51,570)
Accretion Preferred stock to redemption value		-		-		-	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS		$(42,337)		$(85,149)		$(18,521)	$(51,570)

BASIC AND DILUTED LOSS PER COMMON SHARE		(0.00)		(0.00)		(0.00)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED		15,536,275		15,536,275		15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(42,337)	$(85,149)
Adjustment to reconcile to net loss to net cash used in operating activities:
Stock based compensation	-	2,078
Change in assets and liabilities:
Accounts payable and accrued expenses	(9,710)	(2,852)

Net cash used in operating activities	(52,047)	(85,923)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(52,047)	(85,923)

Cash, at beginning of period	1,061,726	1,221,675

CASH, END OF PERIOD	$1,009,679	$1,135,752

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Chase Packaging Corporation ("the Company"), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies.Management's plans for the Company include securing a suitable merger partner wishing to go public or acquiring private companies to create investment value for the Company. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company's financial position, results of operations, and ability to continue as a going concern.

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2015, results of operations for the six months and three months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, as applicable, have been made. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2014, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 ASU 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting StandardsCodification, thereby removing the financial reporting distinction between development stage entities and other reporting entities fromU.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-dateinformation in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a developmentstage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the firstyear in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU iseffective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. TheCompany adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removalof previously required development stage disclosure.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Topic 205-40)", which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2015, and December 31, 2014, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $1,009,679 and $1,061,726, respectively.

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

The Company adopted FASB Interpretation of "Accounting for Uncertainty in Income Taxes". There was no impact on the Company's financial position, results of operations, or cash flows as a result of implementing this guidance. As of June 30, 2015, and December 31, 2014, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 32,030,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the six months ended June 30, 2015 and 2014 respectively, which, if included, would have an antidilutive effect.

NOTE 5 - PRIVATE PLACEMENT OFFERING:

On September 7, 2007, the Company completed a private placement, pursuant to which 13,334 units (the "Units") were sold at a per Unit cash purchase price of $150, for a total subscribed amount of $2,000,100. Each Unit consists of: (1) one share of Series A 10% convertible preferred stock, par value $1.00, stated value $100 (the "Preferred Stock"); (2) 500 shares of the Company's common stock, par value $0.10 (the "Common Stock"); and (3) 500 warrants (the "Warrants") exercisable into Common Stock on a one-for-one basis. The proceeds of $2,000,100 were allocated to the instruments as follows:

Warrant liabilities	$141,027
Redeemable and Convertible Preferred Stock	1,388,367
Common Stock	470,706
Total allocated gross proceeds:	$2,000,100

Warrants

As of June 30, 2015 and December 31, 2014, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2015.

The Company entered into an amendment to its warrant agreements to extend the expiration date of the warrants from September 7, 2014 until September 7, 2015.

	June 30, 2015		December 31, 2014
	Number of	Weighted average	Number of	Weighted average
	warrants	exercise price	warrants	exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Extended during the period	-	$-	6,909,000	$0.15
Expired during the period	-	$-	(6,909,000)	$0.15
Balance at June 30, & December 31	6,909,000	$0.15	6,909,000	$0.15

As of June 30, 2015 and December 31, 2014, the average remaining contractual life of the outstanding warrants was 0.19 year and 0.68 years, respectively. The Warrants expire on September 7, 2015.

The warrants, which were issued to investors in the September 7, 2007, private placement offering, contained a provision for net cash settlement in the event that there was a fundamental transaction (contractually defined as a merger, sale of substantially all assets, tender offer, or share exchange). If a fundamental transaction occurred in which the consideration issued consisted principally of cash or stock in a non-public company, then the warrant holder had the option to receive cash, equal to the fair value of the remaining unexercised portion of the warrant. Due to this contingent redemption provision, the warrants required liability classification in accordance with ASC Topic 480, "Distinguishing Liabilities from Equity," ("ASC 480") and were recorded at fair value. In addition, these warrants were not indexed to the Company's stock, and therefore also required liability classification under ASC 815, "Derivatives and Hedging," (ASC 815).

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

NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

Warrants

Significant assumptions are determined as follows:

Trading market values-Published trading market values;

Exercise price-Stated exercise price;

Term-Remaining contractual term of the warrant;

Volatility-Historical trading volatility for periods consistent with the remaining terms;

Risk-free rate-Yields on zero coupon government securities with remaining terms consistent with the remaining terms of the warrants.

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

The warrants issued are not only subject to traditional anti-dilution protection, such as stock splits and dividends, but they were also subject to down-round anti-dilution protection. Accordingly, if the Company sold common stock or common stock indexed financial instruments below the stated exercise price, the exercise price related to these warrants would adjust to that lower amount. The Lattice model used to value the warrants with down-round anti-dilution protection provided for multiple, probability-weighted scenarios at the stated exercise price and at five additional decrements/scenarios on each valuation date in order to encompass the value of the anti-dilution provisions in the estimate of fair value of the warrants. Calculations were performed at the stated exercise price and at five additional decrements/scenarios on each valuation date. The calculations provide for multiple, probability-weighted scenarios reflecting decrements that result from declines in the market prices. Decrements are predicated on the trading market prices in decreasing ranges below the contractual exercise price. For each valuation date, multiple Binomial Lattice calculations were performed which were probability weighted by considering both the Company's (i) historical market pricing trends, and (ii) an outlook for whether or not the Company may need to issue equity or equity-indexed instruments in the future with a price less than the current exercise price.

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

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	June 30, 2015	December 31, 2014	At transaction date
September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of June 30, 2015 and December 31, 2014, the number of shares indexed to the warrants was 0.

 NOTE 5 - PRIVATE PLACEMENT OFFERING - CONTINUED:

The following are the assumptions for the valuation of the fair value of the warrant liability:

	June 30, 2015	December 31, 2014	At transaction date

Warrants outstanding	-	-	6,909,000
Exercise price	$-	$-	$0.15
Annual dividend yield	-%	-%	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-%	-%	4.14%
Expected volatility	-%	-%	53.94%

Series A 10% Convertible Preferred Stock

The principal terms of the Series A 10% Convertible Preferred Stock were as follows:

Voting rights - The Series A 10% Convertible Preferred Stock has voting rights (one vote per share) equal to those of the Company's common stock.

Dividend rights - The Series A 10% Convertible Preferred Stock carries a fixed cumulative dividend, as and when declared by our Board of Directors, of 10% per annum, accrued daily, compounded annually and payable in cash upon a liquidation event for up to five years, as well as the right to receive any dividends paid to holders of common stock.

Conversion rights- The holders of the Series A 10% Convertible Preferred Stock have the right to convert any or all of their Series A 10% Convertible Preferred Stock, at the option of the holder, at any time, into common stock on a one for one thousand basis.

Redemption rights -The shares of the Series A 10% Convertible Preferred Stock may be redeemed by the Company, in whole or in part, at the option of the Company, upon written notice by the Company to the holders of Series A 10% Convertible Preferred Stock at any time in the event that the Preferred Stock of one or more holders has not been previously converted. The Company shall redeem each share of Preferred Stock of such holders within thirty (30) days of the Company's delivery of notice to such holders and such holders shall surrender the certificate(s) representing such shares of Preferred Stock.

Liquidation entitlement - In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A 10% Convertible Preferred Stock shall be entitled to receive, in preference to the holders of common stock, an amount equal to $100 per share of Series A 10% Convertible Preferred Stock plus all accrued and unpaid dividends.

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

Other provisions - There will be proportional adjustments for stock splits, stock dividends, recapitalizations and the like.

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

NOTE 7 - STOCKHOLDERS' EQUITY:

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

On June 24, 2013, the Company's Board approved the granting of incentive stock options to the 4 officers and 2 outside directors under the Company's 2008 Stock Awards Plan for the purchase of 200,000 and 100,000 shares with grant date on June 25, 2013, respectively of the Company's common stock at an exercise price of $0.03 per share on June 25, 2013.

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life(Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	300,000	0.03	3.48	$9,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at June 30, 2015	300,000	$0.03	3.23	$9,000
Exercisable at June 30, 2015	300,000	$0.03	3.23	$9,000

The Company recognized $0 and $1,068 of stock based compensation costs related to stock options awards for the six months ended June 30, 2015 and December 31, 2014, respectively. The weighted-average grant date fair value of options outstanding at June 30, 2015 and December 31, 2014 was $0.0289. As of June 30, 2015 and December 31, 2014, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was approximately $0.

NOTE 8 - FAIR VALUE MEASUREMENTS:

ASC 820, "Fair Value Measurements and Disclosure," ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels are described below:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs - Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

There were no transfers in or out of any level during the six months ended June 30, 2015 and the year ended December 31, 2014.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company's balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended June 30, 2015 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company's cash equivalents, at fair value, consist of money market funds - marked to market. The Company's money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,009,679	$1,009,679	$1,009,679	$-	$-

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,061,726	$1,061,726	$1,061,726	$-	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company's Board of Directors has agreed to pay the Company's Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations as a result of many factors.

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

Results of Operations

During the six months and three months ended June 30, 2015, the Company had no operations, and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the six-month and three-month periods ended June 30, 2015 were $42,388 and $18,546, respectively, compared to $85,211 and $51,599 for the comparable periods of 2014. Decreases in general and administrative expenses during the three months and the six months ended June 30, 2015 are due primarily to consulting and professional fees and the lack of stock based compensation for the three months and the six months ended June 30, 2015.

The Company had interest income of $51 and a net loss of $42,337 during the six months ended June 30, 2015, compared with interest income of $62 and a net loss of $85,149 during the comparable period of 2014. The decrease in the net loss of $42,812 was mainly due to the decrease in general and administrative expenses for the six-month period ended June 30, 2015.

The Company had interest income of $25 and a net loss of $18,521 during the three months ended June 30, 2015, compared with interest income of $29 and a net loss of $51,570 during the comparable period of 2014. The decrease in the net loss of $33,049 was mainly due to the decrease in general and administrative expenses for the three-month period ended June 30, 2015.

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

Liquidity and Capital Resources

At June 30, 2015, the Company had cash of $1,009,679 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this report.

Cash Flow

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(52,000)	$(86,000)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(52,000)	$(86,000)

Net cash of approximately $52,000, and $86,000 were used in operations during the six-month period ended June 30, 2015 and 2014, respectively. Cash used in operating activities for the six months ended June 30, 2015, consisted of a net loss of $42,000. The cash used in working capital was $10,000 for the six months ended June 30, 2015. Cash used in operating activities for the six months ended June 30, 2014, consisted of net loss of $85,000 as well as the effect of changes in working capital of $3,000 and offset by stock-based compensation of $2,000.

No cash flows were used or provided by investing activities during the first and second quarters of 2015 or during the first and second quarters of 2014.

No cash proceeds were used or provided by financing activities during the first and second quarters of 2015 or during the first and second quarters of 2014.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)," which is the new, comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance in the ASU. The Company currently has no revenues and does not expect any impact of adopting this guidance.

In June 2014 ASU 2014-10 removed the definition of a development stage entity from the Master Glossary of the Accounting StandardsCodification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-dateinformation in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the firstyear in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU iseffective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company adopted this ASU effective with the December 31, 2014 annual report on Form 10-K and its adoption resulted in the removal of previously required development stage disclosure.

In June 2014, the FASB issued ASU 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period." This ASU provides more explicit guidance for treating share-based payment awards that require a specific performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Topic 205-40)", which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended June 30, 2015, filed on August 5, 2015, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: August 5, 2015	By	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: August 5, 2015	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)