Form 10-Q
period 2015-09-30
CHASE PACKAGING CORP
filed 2015-10-22
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2015
Common Stock, par value $.10 per share	15,536,275 shares

Table of Contents

- INDEX -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$993,015	$1,061,726

TOTAL ASSETS	$993,015	$1,061,726

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY -

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,450	$11,005
TOTAL CURRENT LIABILITIES	1,450	11,005

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 27,466 shares issued and outstanding as of September 30, 2015 and December 31, 2014 : liquidation preference of $2,746,000 as of September 30, 2015 and December 31, 2014	2,058,680	2,058,680
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of September 30, 2015 and December 31, 2014	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of September 30, 2015 and December 31, 2014	(49,759)	(49,759)
Additional paid-in capital	2,562,160	2,562,160
Accumulated deficit	(5,182,903)	(5,123,747)
TOTAL STOCKHOLDERS’ EQUITY	991,565	1,050,721

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$993,015	$1,061,726

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Nine Months Ended September 30,		For The Three Months Ended September 30,
	2015	2014	2015	2014

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	59,232	131,336	16,844	46,085

LOSS FROM OPERATIONS	(59,232)	(131,336)	(16,844)	(46,085)

OTHER INCOME (EXPENSE)

Interest expense	-	-	-	-
Interest and other income	76	91	25	28
TOTAL OTHER INCOME (EXPENSE)	76	91	25	28

LOSS BEFORE INCOME TAXES	(59,156)	(131,245)	(16,819)	(46,057)

Provision for income taxes	-	-	-	-

NET LOSS	$(59,156)	$(131,245)	$(16,819)	$(46,057)
Accretion Preferred stock to redemption value	-	-	-	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(59,156)	$(131,245)	$16,819)	$(46,057)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,156)	$(131,245)
Adjustment to reconcile to net loss to net cash used in operating activities:
Stock based compensation	-	2,078
Change in assets and liabilities:
Accounts payable and accrued expenses	(9,555)	(9,888)

Net cash used in operating activities	(68,711)	(139,055)

CASH FLOWS FROM INVESTING ACTIVITIES		-

CASH FLOWS FROM FINANCING ACTIVITIES		-

NET INCREASE (DECREASE) IN CASH	(68,711)	(139,055)

Cash, at beginning of period	1,061,726	1,221,675

CASH, END OF PERIOD	$993,015	$1,082,620

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2015, results of operations for the nine months and three months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, as applicable, have been made. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS - CONTINUED:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2015, and December 31, 2014, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $993,015 and $1,061,726, respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. As of September 30, 2015, and December 31, 2014, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 32,030,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the nine months ended September 30, 2015 and 2014 respectively, which, if included, would have an antidilutive effect.

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

Warrants

On August 31, 2015, the Company entered into an amendment to its warrant agreements to extend the expiration date of the warrants from September 7, 2015 until September 7, 2017. The exercise price and all other terms of the original warrant agreement remain the same.

As of September 30, 2015 and December 31, 2014, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and a new expiration date of September 7, 2017.

	September 30, 2015		December 31, 2014
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the period	-	$-	-	$-
Exercised during the period	-	$-	-	$-
Extended during the period	6,909,000	$0.15	6,909,000	$0.15
Expired during the period	(6,909,000)	$0.15	(6,909,000)	$0.15
Balance at September 30, 2015 & December 31, 2014	6,909,000	$0.15	6,909,000	$0.15

As of September 30, 2015 and December 31, 2014, the average remaining contractual life of the outstanding warrants was 1.94 and 0.68 years, respectively. The Warrants will expire on September 7, 2017.

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

On August 31, 2014, the Company entered into an amendment to its Warrant Agreement to extend the expiration date of the warrants from September 7, 2014 to September 7, 2015. On August 31, 2015, the Company entered into an amendment to its warrant agreements to further extend the expiration date of the warrants from September 7, 2015 until September 7, 2017. The exercise price and all other terms of the original warrant agreement remain the same.

The following table summarizes the fair value of the warrants as of the balance sheet date:

Fair values	September 30, 2015	December 31, 2014	At transaction date
September 7, 2007 financing	$-	$-	$141,027

Warrants issued to the placement agents in the private placement are included with the warrants to investors as they have identical exercise prices and terms.

As of September 30, 2015 and December 31, 2014, the number of shares indexed to the warrants was 0.

The following are the assumptions for the valuation of the fair value of the warrant liability:

	September 30, 2015	December 31, 2014	At transaction date

Warrants outstanding	-	-	6,909,000
Exercise price	$-	$-	$0.15
Annual dividend yield	-%	-%	4.01%
Expected life (years)	-	-	5
Risk-free interest rate	-%	-%	4.14%
Expected volatility	-%	-%	53.94%

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

The Company vested 50% of the optioned shares on date of granting the stock options on June 25, 2013 and the remaining 50% of the optioned shares were vested on June 25, 2014. There was no option issued since June 25, 2014.

NOTE 7 - STOCKHOLDERS’ EQUITY - CONTINUED:

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	300,000	$0.03	3.48	$9,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at September 30, 2015	300,000	$0.03	2.74	$9,000
Exercisable at September 30, 2015	300,000	$0.03	2.74	$9,000

The Company recognized approximately $0 and $2,078 of stock based compensation costs related to stock options awards for the nine months ended September 30, 2015 and 2014, and approximately $0 and $0 of stock based compensation costs related to stock options awards for the three months ended September 30, 2015 and 2014 respectively. The weighted-average grant date fair value of options outstanding at September 30, 2015 was $0.03. As of September 30, 2015, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was approximately $0.

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

There were no transfers in or out of any level during the nine months ended September 30, 2015 and the year ended December 31, 2014.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended September 30, 2015 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

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

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$993,015	$993,015	$993,015	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,061,726	$1,061,726	$1,061,726	$—	$—

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

Results of Operations

During the nine months and three months ended September 30, 2015, the Company had no operations, and its only income was from interest income on its money market fund which is classified as cash. General and administrative expenses for the nine-month and three-month periods ended September 30, 2015 were $59,232 and $16,844, respectively, compared to $131,336 and $46,085 for the comparable periods of 2014. Decreases in general and administrative expenses during the three months and the nine months ended September 30, 2015 are due primarily to consulting and professional fees and the stock based compensation.

The Company had interest income of $76 and a net loss of $59,156 during the nine months ended September 30, 2015, compared with interest income of $91 and a net loss of $131,245 during the comparable period of 2014. The decrease in the net loss of $72,089 was mainly due to the decrease in general and administrative expenses for the nine-month period ended September 30, 2015.

The Company had interest income of $25 and a net loss of $16,819 during the three months ended September 30, 2015, compared with interest income of $28 and a net loss of $46,057 during the comparable period of 2014. The decrease in the net loss of $29,238 was mainly due to the decrease in general and administrative expenses for the three-month period ended September 30, 2015.

Due to the closing of a private placement of the Company’s securities in the third quarter 2007, the Company had a cash balance as of September 30, 2015 of $993,015. The proceeds from the 2007 private placement will assist management with its plans to attempt to secure a suitable merger partner wishing to go public or attempt to acquire private companies to create investment value for the Company’s stockholders.

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

On August 31, 2014, the Company entered into an amendment to its Warrant Agreement to extend the expiration date of the warrants from September 7, 2014 to September 7, 2015. On August 31, 2015, the Company entered into an amendment to its warrant agreements to further extend the expiration date of the warrants from September 7, 2015 until September 7, 2017.

Liquidity and Capital Resources

At September 30, 2015, the Company had cash of $993,015 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(68,711)	$(139,055)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(68,711)	$(139,055)

Net cash of approximately $69,000 and $139,000 were used in operations during the nine-month period ended September 30, 2015 and 2014, respectively.

Cash used of approximately $69,000 used in operating activities for the nine months ended September 30, 2015, consisted of a net loss of $59,000. The cash used in working capital was $10,000 for the nine months ended September 30, 2015.

Cash used of approximately $139,000 used in operating activities for the nine months ended September 30, 2014, consisted of net loss of $131,000 as well as the effect of changes in working capital of $10,000 and offset by stock-based compensation of $2,000.

No cash flows were used or provided by investing activities during the three quarters ended September 30, 2015 and 2014.

No cash proceeds were used or provided by financing activities during the three quarters ended September 30, 2015 and 2014.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

10.1*	Form of Amendment No. 3 to Warrant Agreement

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended September 30, 2015, filed on October 22, 2015, formatted in XBRL:

(i) the Condensed Balance Sheets (Unaudited);

(ii) the Condensed Statements of Operations (Unaudited);

(iii) the Condensed Statements of Cash Flows (Unaudited); and

(iv) the Notes to Interim Condensed Financial Statements (Unaudited).

______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: October 22, 2015	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: October 22, 2015	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

