Form 10-K
period 2015-12-31
CHASE PACKAGING CORP
filed 2016-03-28
CIK 1025771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21609

CHASE PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

106 West River Road, Rumson NJ 07760

(Address of principal executive offices and zip code)

(732) 741.1500

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $385,393.

Number of shares of common stock outstanding as of March 28, 2016: 15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2015

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words " intends," "estimates," "predicts," "potential," "continues," "anticipates," "plans," "expects," "believes," "should," "could," "may," "will" or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our capital needs and our ability to find a suitable merger partner wishing to go public or a suitable private company to acquire to create investment value for the Company. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under "Part I, Item 1A, Description of Business - Risk Factors."

PART I

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

History

Prior Business Operations

The Company was established in July of 1993 as a wholly-owned subsidiary of Dawson Geophysical Company ("Dawson" and formerly known TGC Industries, Inc.). On July 30, 1993, the Company purchased certain assets of Union Camp Corporation's packaging division for a purchase price of approximately $6.14 million. The assets purchased included substantially all of the business of weaving and constructing Saxolin ® paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Union Camp's packaging division. The properties acquired by Chase consisted of Union Camp's plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities.

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

The Company closed a private placement of 13,334 units (the "Units") on September 7, 2007. Each Unit was sold for $150 and consisted of: one share of Series A 10% Convertible Preferred Stock ($100 stated value) convertible into 1,000 shares of the Company's common stock (the "common stock"); 500 shares of common stock; and 500 five-year warrants, each warrant exercisable for one share of common stock at $0.15 per share. Gross proceeds from the offering were $2,000,100, expenses of the offering were approximately $38,000, and net proceeds were approximately $1,962,000.

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

We have limited ability to evaluate management's target business. We cannot anticipate what role, if any, our management will play in a combined business and whether our management has the necessary experience to manage the combined business. We do not know if we will be able to recruit more management if necessary.

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

Our common stock is quoted on the Pink Sheets under the symbol "CPKA." The Pink Sheets, and the price of our common stock, are characterized by high volatility. We cannot guarantee any market for our shares of common stock and cannot guarantee that any stable market for our shares of common stock will develop or be sustained. We cannot predict the effect, if any, that our business activities or a business combination might have on the market price.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades in the Pink Sheets under the symbol "CPKA." American Stock Transfer and Trust Company has determined that there were approximately 234 holders of record on December 31, 2015. Trading volume in the Company's securities has been nominal. The last reported high and low prices on December 11, 2015 were $0.04 and $0.03, respectively, and the last trade was $0.03.

High and low closing stock prices for the Company's common stock in the years ended December 31, 2015 and December 31, 2014 are displayed in the following table:

	2015 Market Price		2014 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.07	$0.06	$0.06	$0.02
June 30	$0.07	$0.07	$0.10	$0.05
September 30	$0.06	$0.06	$0.08	$0.08
December 31	$0.04	$0.03	$0.07	$0.06

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2015 and 2014

Revenue

The Company had no operations and no revenue for the years ended December 31, 2015 and 2014 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014
Stock-based compensation expense	-	2,078
Audit and accounting fees	28,450	74,100
Legal fees	18,870	40,221
Payroll	20,403	20,311
Other general and administrative expense	18,547	22,658
	$86,270	$159,368

Operating expenses consist mostly of audit and accounting fees and legal fees. Other general and administrative expenses are comprised oftransfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2015 was mainly due to the decrease in audit and accounting fee and legal fees.

Loss from Operation

The Company incurred loss from operation of $86,270 and $159,368 for the year ended December 31, 2015 and 2014, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015	2014

Warrants modification expense	(14,684)	(23,963)
Interest and other income	102	1,301
Other Income (Expense), net	$(14,582)	$(22,662)

On August 31, 2014, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2015. The exercise price and all other terms of the original warrant agreement remain the same. The warrants modification expense of $23,963 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share which were the contemporaneous private placement offering price.

On August 31, 2015, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2017. The exercise price and all other terms of the original warrant agreement remain the same. The warrants modification expense of $14,684 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share which were the contemporaneous private placement offering price. See Note 7- Private Placement Offering of the financial statements.

Net Loss

The Company had a net loss of $100,852 for the year ended December 31, 2015, compared with a net loss of $182,030 for the year ended December 31, 2014. Net loss attributable to common stockholders was $100,852 for the year ended December 31, 2015, compared to $182,030 for the year ended December 31, 2014. Decreases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the years ended December 31, 2015 and 2014 were approximately $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2015 the Company had cash and cash equivalents of approximately $973,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2015	2014
Net cash used in operating activities	$(88,256)	$(159,949)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(88,256)	$(159,949)

Net cash of approximately $88,000 was used in operations during fiscal 2015, a decrease of approximately $72,000 over the $160,000 used in operations during fiscal 2014. The decrease was due primarily to the decrease in the legal and professional fees in fiscal 2015. No cash flows were used or provided by investing activities for each of the periods presented. No cash flows were used or provided by financing activities for each of the periods presented.

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Topic 205-40)", which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

Factors Which May Affect Future Results

Future earnings of the Company are dependent on interest rates earned on the Company's invested balances and expenses incurred. The Company expects to incur significant expenses in connection with its objective of identifying a merger partner or acquiring an operating business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of and for the years ended December 31, 2015 and 2014 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting

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

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2015 based on those criteria.

Management's report was not subject to attestation by the Company's independent registered public accounting firm since the Company is classified as a smaller reporting company.

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

During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase's Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

Allen T. McInnes, Ph.D., 78

Joined the Board of Directors in 1993 and has served as Chairman of the Board, President, and Treasurer of the Company since 1997; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, since 1993; Chairman of the Board of Dawson from July 1993 to March 2004 and Presiding Director of the Board since March 2004; Chief Executive Officer of Dawson from August 1993 to March 1996; Director of Tetra Technologies, a chemical manufacturer, from 1993 to 2012; President and Chief Executive Officer of Tetra Technologies, Inc. from April 1996 to January 2000; and Dean of the Rawls College of Business at Texas Tech University from September 2001 to September 2012. Dr. McInnes was selected to serve as a director of the Company due to his extensive background as an experienced leader of major organizations, his experience serving on the boards of other public companies, and his experience as chief executive officer of another public company. In addition, Dr. McInnes' experience as former Dean of the Business School at Texas Tech University provides the Board with a link to developments in business management practices.

Chairman of the Board, President and Treasurer

Herbert M. Gardner, 76

Vice President of the Company since 2001; was a Director of the Company from 1996 to 1997 and rejoined the Board of Directors in 2001; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, from 1980 until February 2015; Executive Vice President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; and previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Chairman of the Board of Supreme Industries, Inc. ("Supreme"), a manufacturer of specialized truck bodies, since 1979; Chief Executive Officer of Supreme from 1979 to January 2011; President of Supreme from June 1992 to February 2006; former Director of Nu-Horizons Electronics Corp., an electronics component distributor, from 1984 until January 2011; and former Director of MKTG, Inc., a marketing and sales promotion company from 1997 until January 2010. Mr. Gardner was selected to serve as a director of the Company because of his strong executive management skills, his business acumen, and his experience as chief executive officer of another public company.

Vice President and Director

William J. Barrett, 76

Secretary of the Company since 2001, was a Director of the Company from 1996 to 1997, and rejoined the Board of Directors in 2001; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, since 1980; Secretary of Dawson from 1986 to November 1997; President of W. J. Barrett Associates, Inc., a private merchant banking firm, since June 2009; President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc., a manufacturer of specialized truck bodies , since 1979; Director of Babson Corporate Investors, a close-end investment company, since July of 2006; and a Director of Babson Participation Investors, a close-end investment company, since July of 2006. Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company's business, history, and organization, as well as extensive leadership experience.

Secretary and Director

Edward L. Flynn, 81

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

Director

Wayne A. Whitener, 64

Director of the Company since 2009; Mr. Whitener has been Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, since 1984; Executive Vice Chairman of Dawson since February 2015, President of Dawson from July 1986 until February 2015,; Chief Executive Officer of Dawson from 1999 until February 2015, Chief Operating Officer of Dawson from July 1986 to December 1998, Vice President of Dawson from 1983 to July 1986; and a Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies since 2008. As the principal executive officer of another public company, Mr. Whitener provides valuable insight and guidance on the issues of corporate strategy and risk management.

Director

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company and who will continue to serve in such positions at the discretion of the Board of Directors.

Allen T. McInnes	78	Chairman, President, and Treasurer
Herbert M. Gardner	76	Vice President
William J. Barrett	76	Secretary
Ann C. W. Green	74	Chief Financial Officer and Assistant Secretary

Additional information regarding Messrs. McInnes, Gardner, and Barrett is included in the foregoing information relating to the Board of Directors. Ms. Green has served as Chief Financial Officer and Assistant Secretary of the Company since 2001. She is Vice President of W. J. Barrett Associates, Inc., a private merchant banking firm. Ms. Green also serves as Assistant Secretary of Supreme Corporation, a specialized manufacturer of truck bodies. She previously served as Assistant Secretary of Dawson Geophysical Company (formerly TCG Industries, Inc.) until February 2015 and for 15 years as Assistant Vice President of Janney Montgomery Scott, LLC, an investment banking firm.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, par value $.10 per share (the " Common Stock "), to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and 10% shareholders during the last fiscal year.

Committees

The Board of Directors has not established a separate audit committee within the meaning of the Exchange Act. Instead, the entire Board acts as the audit committee and will continue to do so for the foreseeable future. The Board of Directors has determined that Dr. McInnes qualifies as an audit committee financial expert. He is not an independent director.

Code of Ethics

The Board of Directors has not adopted a code of ethics that applies to its executive officers. Since the Company is a development stage company with no operations and since only one of its executive officers receives compensation, the Board of Directors believes that a code of ethics is not necessary to deter wrongdoing and to promote honest and ethical conduct and accurate disclosure in the Company's public communications.

ITEM 11. EXECUTIVE COMPENSATION.

Commencing November 1, 2007, the Company's Board of Directors agreed to pay the Company's Chief Financial Officer an annual salary of $17,000. No other officers of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development. There were no equity awards at fiscal year-end.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C. W. Green,	2015	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000
Chief Financial Officer	2014	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)
Allen T. McInnes P. O. Box 6199 Fair Haven, NJ 07704	Common	6,261,954	(5)	31.8%

Herbert M. Gardner P. O. Box 699 Fair Haven, NJ 07704	Common	4,408,387	(2)(5)	23.4%

William J. Barrett P. O. Box 6199 Fair Haven, NJ 07704	Common	6,599,405	(3)(5)	32.1%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	2,242,359	(4)(5)	12.9%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	122,738	(5)	0.8%

Ann C. W. Green P. O. Box 6199 Fair Haven, NJ 07704	Common	988,775	(5)	6.1%

All directors & officers as a group (6 persons)	Common	20,623,618	(2)(3)(4)(5)	67.3%

_______________

(1)

The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, based on number of shares outstanding plus the Common Stock underlying the warrants, Series A Convertible Preferred Stock and vested stock options.

(2)	Includes 167,590 shares of Common Stock owned by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of these shares.

(3)	Includes 286,345 shares of Common Stock owned by William J. Barrett's wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

(4)	Includes 167,000 shares of Common Stock owned by Edward L. Flynn's wife. Mr. Flynn has disclaimed beneficial ownership of these shares.

(5)	Includes the Common Stock underlying warrants, Series A Preferred Stock, and vested stock options held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying Warrants Beneficially Owned	Number of Common Shares Underlying Stock Options (4) Beneficially Owned

Allen T. McInnes	3,360,000	766,500	50,000
Herbert M. Gardner(1)	2,551,000	712,500	50,000
William J. Barrett(2)	4,729,000	245,500	50,000
Edward L. Flynn(3)	1,458,000	334,000	50,000
Ann C. W. Green	513,000	118,500	50,000
Wayne A. Whitener	-	-	50,000
Total	12,611,000	2,177,000	300,000

____________

(1)

Includes 384,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of the shares.

(2)

Includes 729,000 and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person's spouse. Mr. Barrett has disclaimed beneficial ownership of the shares.

(3)

Includes 729,000 shares and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person's spouse. Mr. Flynn has disclaimed beneficial ownership of the shares.

(4)	Stock options were issued June 25, 2013 at an exercise price of $0.03 per share for the purchase of the following number of shares of the Company's Common Stock.

Officer	Number of Shares
Allen T. McInnes	50,000
William J. Barrett	50,000
Herbert M. Gardner	50,000
Ann C. W. Green	50,000

Director	Number of Shares
Wayne A. Whitener	50,000
Edward L. Flynn	50,000

The Stock Options are exercisable as follows: (a) fifty percent (50%) of the Optioned Shares vested immediately upon receipt; and (b) fifty percent (50%) vested on June 25, 2014. To date no Stock Options have been exercised.

Depositories such as The Depository Trust Company (Cede & Company) as of March 28, 2016 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company's outstanding voting securities.

EQUITY COMPENSATION PLANS

The following table summarizes the securities authorized for issuance under the 2008 Stock Awards Plan which has been approved by the Board of Directors and ratified by the Company's stockholders. There are no equity compensation plans which have not been approved by the Company's stockholders.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	$300,000	$0.03	1,700,000

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2015 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to ParenteBeard LLC, which served as theCompany's independent registered public accounting firm prior to October 31, 2013, and ZBS Group LLP, which served as the Company's independent registered public accounting firm since October 31, 2013.

Fiscal year ended December 31, 2015		ZBS Group LLP
1. Audit fees		$17,500
2. Audit-related fees		-
3. Tax fees		2,675
4. All other fees		-
Totals		$20,175

Fiscal year ended December 31, 2014	ZBS Group LLP	Parente Beard LLC
1. Audit fees	$37,750	$15,000
2. Audit-related fees	-	-
3. Tax fees	2,500	-
4. All other fees	-	-
Totals	$40,250	$15,000

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with our auditors maintaining its independence and have determined that these services do not compromise their independence.

"Audit Fees" consisted of the fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-K and for any other services that were normally provided by our independent auditors in connection with our statutory and regulatory filings or engagements.

"Tax Fees" consisted of the fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

The Board of Directors, which functions as the audit committee, makes reasonable inquiry as to the independence of the Company's independent registered public accounting firm based upon the considerations set forth in Rule 2-01 of Regulation S-X, including the examination of representation letters furnished by the independent registered public accounting firm.

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

3.1

Articles of Incorporation, as amended, of the Company filed as Exhibit 3.1 to the Company's Form 10-SB, as amended, dated October 24, 1996, filed with the Securities and Exchange Commission and incorporated herein by reference.

3.2

Articles of Amendment to the Articles of Incorporation of the Company filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on June 9, 2008, and incorporated herein by reference.

3.3

Amended and Restated Bylaws of the Company dated March 28, 2008, filed as Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 3, 2008, and incorporated herein by reference.

4.1

Form of Registration Rights Amendment, dated as of September 7, 2007, by and among the Company and certain purchasers named therein, filed as Exhibit 4.1 to the Company's Form 10-QSB/A for the quarterly period ended September 30, 2007, filed with the Securities and Exchange Commission on May 5, 2008, and incorporated herein by reference.

4.2

Form of Amendment Number One to Registration Rights Agreement, dated as of April 30, 2008, by and among the Company and certain purchasers named therein, filed as Exhibit 4.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 5, 2008, and incorporated herein by reference.

4.3

Form of Securities Purchase and Subscription Agreement, dated as of September 7, 2007, by and among the Company and certain purchasers named therein, filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 11, 2007, and incorporated herein by reference.

4.4

Statement of Resolution Establishing Series A 10% Convertible Preferred Stock of the Company, filed as Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 11, 2007, and incorporated herein by reference.

4.5

Form of Warrant Agreement and Warrant Certificate dated as of September 7, 2007, filed as Exhibit 10.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 11, 2007, and incorporated herein by reference.

19

4.6

Statement of Resolution Regarding Series of Preferred Stock of the Company dated November 9, 2007, filed as Exhibit 4.6 to the Company's Form 10-Q for the quarterly period ended June 30, 2008, filed with the Securities and Exchange Commission on August 13, 2008, and incorporated herein by reference.

4.7

Statement of Resolution Regarding Series of Preferred Stock of the Company, filed as Exhibit 4.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 21, 2008, and incorporated herein by reference.

4.8

Form of Agreement dated March 30, 2012, among the Company and various holders of Chase Packaging Corporation's Series A 10% Convertible Preferred Stock, filed as Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 5, 2012, and incorporated herein by reference.

4.9

Statement of Resolution Regarding Series of Preferred Stock of the Company, filed as Exhibit 4.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 10, 2012, and incorporated herein by reference.

4.10

Form of Amendment No. 2 to Warrant Agreement filed as Exhibit 10.1 to the Company's Form

10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange

Commission on November 13, 2014, and incorporated herein by reference.

4.11

Form of Amendment No. 3 to Warrant Agreement filed as Exhibit 10.1 to the Company's Form

10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange

Commission on October 22, 2015, and incorporated herein by reference.

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

CHASE PACKAGING CORPORATION

Date: March 28, 2016	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2016	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: March 28, 2016	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

Date: March 28, 2016	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: March 28, 2016	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: March 28, 2016	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 28, 2016	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Chase Packaging Corporation

Rumson, NJ

We have audited the accompanying balance sheets of Chase Packaging Corporation, (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2015. Chase Packaging Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ ZBS Group, LLP

Plainview, NY

March 10, 2016

255 Executive Drive, Suite 400 Plainview, New York 11803

Tel: (516) 394-3344 Fax: (516) 908-7867

www.zbscpas.com

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$973,470	$1,061,726

TOTAL ASSETS	$973,470	$1,061,726

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$8,917	$11,005

TOTAL CURRENT LIABILITIES	8,917	11,005

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 30,215 and 27,466 shares issued and outstanding as of December 31, 2015 and 2014, liquidation preference of $3,021,500 and $2,746,600 as of December 31, 2015 and 2014	2,061,429	2,058,680
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of December 31, 2015 and 2014	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of December 31, 2015 and 2014	(49,759)	(49,759)
Additional paid-in capital	2,598,058	2,586,123
Accumulated deficit	(5,248,562)	(5,147,710)
TOTAL STOCKHOLDERS' EQUITY	964,553	1,050,721

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$973,470	$1,061,726

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION
STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2015	2014

NET SALES	$-	$-

OPERRATING EXPENSES:
General and administrative expense	86,270	159,368

LOSS FROM OPERATIONS	(86,270)	(159,368)

OTHER INCOME (EXPENSE)
Warrants modification expense	(14,684)	(23,963)
Interest and other income	102	1,301

TOTAL OTHER INCOME (EXPENSE)	(14,582)	(22,662)

LOSS BEFORE INCOME TAXES	(100,852)	(182,030)

Provision for income taxes	-	-

NET LOSS	$(100,852)	(182,030)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 1, 2014	24,971	$2,056,185	16,033,862	$1,603,387	$2,562,577	$(4,965,680)	(497,587)	$(49,759)	$1,206,710

Preferred shares issued as dividend	2,495	2,495	-	-	(2,495)	-	-	-	-
Stock based compensation	-	-	-	-	2,078	-	-	-	2,078
Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2015					23,963				23,963
Net loss for the year ended December 31, 2014	-	-	-	-	-	(182,030)	-	-	(182,030)

Balance at December 31, 2014 - Adjusted	27,466	$2,058,680	16,033,862	$1,603,387	$2,586,123	$(5,147,710)	(497,587)	$(49,759)	$1,050,721

Preferred shares issued as dividend	2,749	2,749	-	-	(2,749)	-	-	-	-
Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2017					14,684				14,684
Net loss for the year ended December 31, 2015	-	-	-	-	-	(100,852)	-	-	(100,852)

Balance at December 31, 2015	30,215	$2,061,429	16,033,862	$1,603,387	$2,598,058	$(5,248,562)	497,587	$(49,759)	$964,553

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,852)	$(182,030)

Adjustment to reconcile to net loss to net cash used in operating activities :
Warrants modification expense	14,684	23,963
Stock based compensation	-	2,078
Change in assets and liabilities:
Accounts payable and accrued expenses	(2,088)	(3,960)

Net cash used in operating activities	(88,256)	(159,949)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(88,256)	(159,949)

Cash, at beginning of year	1,061,726	1,221,675

CASH, END OF YEAR	$973,470	$1,061,726

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$2,749	$2,495

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 - BASIS OF PRESENTATION:

Chase Packaging Corporation ("the Company"), a Texas Corporation, previously manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies. Management's plans for the Company include securing a merger or acquisition, raising additional capital, and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company's financial position, results of operations, and ability to continue as a going concern.

NOTE 2 - Immaterial Correction of an Error in Prior Periods

During the year ended December 31, 2015, the Company identified errors related to an understatement of warrants modification expenses for the modification of the 6,909,000 common share purchase warrants to extend their maturity date to September 7, 2017 from the quarterly period ended September 30, 2014 through September 30, 2015. In accordance with Financial Accounting Standards Board Accounting Standards Codification 250, Accounting Changes and Error Corrections, we evaluated the materiality of the errors from quantitative and qualitative perspectives, and concluded that the errors were immaterial to the Company's prior period interim and annual consolidated financial statements. Since these revisions were not material to any prior period interim or annual financial statements, no amendments to previously filed interim or annual periodic reports are required. Consequently, the Company has adjusted for these errors by revising its historical financial statements presented herein. Regarding the 2014 extension of warrants terms, the Company recognized the cumulative effect of the error on periods prior to those that are presented herein by increasing warrants modification expense by$23,963, increasing additional paid-in capital and reducing accumulated deficit by $23,963 for the quarter ended September 30, 2014, for the fiscal year ended December 31, 2014, and as of the beginning of fiscal year 2015. Regarding the 2015 extension of warrants terms, the Company recognized the warrants modification expense of $14,684 by increasing additional paid-in capital and reducing accumulated deficit by $14,684 for the quarter ended September 30, 2015.

The following table presents the effects of the immaterial error correction on the balance sheet for the periods and year indicated:

Impact of the Restatement

	As of September 30, 2014
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data (unaudited):
Additional paid-in capital	$2,564,655	23,963	$2,588,618
Accumulated deficit	$(1,470,804)	(23,963)	$(1,494,767)
Total stockholders' equity	$1,077,543	-	$1,077,543

	As of December 31, 2014
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data:
Additional paid-in capital	$2,562,160	23,963	$2,586,123
Accumulated deficit	$(5,123,747)	(23,963)	$(5,147,710)
Total stockholders' equity	$1,050,721	-	$1,050,721

	As of March 31, 2015
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data (unaudited):
Additional paid-in capital	$2,562,160	23,963	$2,586,123
Accumulated deficit	$(5,147,563)	(23,963)	$(5,171,526)
Total stockholders' equity	$1,026,905	-	$1,026,905

	As of June 30, 2015
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data (unaudited):
Additional paid-in capital	$2,562,160	23,963	$2,586,123
Accumulated deficit	$(5,166,084)	(23,963)	$(5,190,047)
Total stockholders' equity	$1,008,384	-	$1,008,384

	As of September 30, 2015
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data (unaudited):
Additional paid-in capital	$2,562,160	38,647	$2,600,807
Accumulated deficit	$(5,182,903)	(38,647)	$(5,221,550)
Total stockholders' equity	$991,565	-	$991,565

The following tables present the effects of the immaterial error correction on the statements of income for the periods and year indicated:

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data (unaudited):
Warrants modification expense	$	(23,963)	$(23,963)
Net loss	$(46,057)	(23,963)	$(70,020)
Net loss per share, basic and diluted	$(0.00)		$(0.00)

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data (unaudited):
Warrants modification expense	$	(23,963)	$(23,963)
Net loss	$(131,245)	(23,963)	$(155,208)
Net loss per share, basic and diluted	$(0.01)		$(0.01)

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data:
Warrants modification expense	$-	(23,963)	$(23,963)
Net loss	$(158,067)	(23,963)	$(182,030)
Net loss per share, basic and diluted	$(0.01)	-	$(0.01)

	Three Months Ended September 30, 2015
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data (unaudited):
Warrants modification expense	$-	(14,684)	$(14,684)
Net loss	$(16,819)	(14,684)	$(31,503)
Net loss per share, basic and diluted	$(0.00)	-	$(0.00)

	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data (unaudited):
Warrants modification expense	$-	(14,684)	$(14,684)
Net loss	$(59,156)	(14,684)	$(73,840)
Net loss per share, basic and diluted	$(0.00)	-	$(0.00)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

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

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements – Going Concern (Topic 205-40)", which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on the financial statements.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2015, and 2014, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $973,000 and $1,062,000 respectively.

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

The Company adopted FASB Interpretation of "Accounting for Uncertainty in Income Taxes". There was no impact on the Company's financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2015 and 2014, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

NOTE 5 - BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the exercise of common stock equivalents.

We have excluded 37,424,000 and 34,675,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the years ended December 31, 2015 and 2014 respectively, which, if included, would have an antidilutive effect.

NOTE 6 - INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2015 and 2014, due to the Company's operating losses. At December 31, 2015 and 2014 the Company had unused net operating loss carry-forwards of approximately $1,043,000 and $942,000 which expire at various dates through 2032. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to "changes in ownership."

As of December 31, 2015 and 2014, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	2015	2014
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$417,000	$377,000
Less valuation allowance	(417,000)	(377,000)
Net deferred tax assets	$-	$-

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2008 through 2015 are open and potentially subject to examination by the New Jersey and Texas state taxing authority.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Year ended
	December 31,
	2015	2014
Tax benefits (expense) at statutory rate	35%	35%
Unrecognized tax benefits (expense) of current period tax losses	(35)%	(35)%
Effective tax rate	-	-

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

NOTE 7 - PRIVATE PLACEMENT OFFERING:

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

Warrants

2014 Extension of Warrant Terms

On August 31, 2014, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2015. The exercise price and all other terms of the original warrant agreement remained the same. The warrants modification expense of $23,963 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share, which was the contemporaneous private placement offering price. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	0.10%
Average expected life- years	1
Expected volatility	56.64%
Expected dividends	4.01%

2015 Extension of Warrant Terms

On August 31, 2015, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2017. The exercise price and all other terms of the original warrant agreement remain the same. The warrants modification expense of $14,684 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share, which was the contemporaneous private placement offering price. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	0.71%
Average expected life- years	2
Expected volatility	49.01%
Expected dividends	4.01%

As of December 31, 2015, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2017.As of December 31, 2014, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2015.

F-11

	2015		2014
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the year	-	$-	-	$-
Exercised during the year	-	$-	-	$-
Extended warrant terms	6,909,000	$0.15	6,909,000	$0.15
Expired during the year	(6,909,000)	$0.15	(6,909,000)	$0.15
Balance at December 31	6,909,000	$0.15	6,909,000	$0.15

As of December 31, 2015 and 2014, the average remaining contractual life of the outstanding warrants was 1.69 year and 0.68 years, respectively. The Warrants expire on September 7, 2017.

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

NOTE 8 - DIVIDENDS:

The Board of Directors declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for shareholders of record as of November 15, 2015, and such shareholders received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2015. As of November 15, 2015, the Company had 27,466 shares of Preferred Stock outstanding; the total dividend paid consisted of 2,749 shares of Series A Preferred Stock (which are convertible into 2,749,000 shares of Common Stock) with a fair value of $274,900 and a total of 14 fractional shares which will be accumulated until whole shares can be issued. Due to the absence of Retained Earnings, the $2,749 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

NOTE 9 - STOCKHOLDERS' EQUITY:

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

Stock Option

The fair value of each option was estimated on June 25, 2013 (date of grant) using the following Black-Scholes assumptions:

Year ended December 31, 2013
Expected term (in years)	5
Expected stock price volatility	185.25%
Risk-free interest rate	1.48%
Expected dividend yield	-

The Company vested 50% of the optioned shares on date of granting the stock options and 50% of the optioned shares vested on June 25, 2014.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	300,000	$0.03	3.48	$9,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at December 31, 2015	300,000	$0.03	2.48

Exercisable at December 31, 2015	300,000	$0.03	2.48	-

The Company recognized approximately $0 and $2,078 of stock based compensation costs related to stock options awards for the years ended December 31, 2015 and 2014, respectively.

The weighted-average grant date fair value of options outstanding at December 31, 2015 was $0.03.

As of December 31, 2015, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $0.

NOTE 10 - FAIR VALUE MEASUREMENTS:

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

There were no transfers in or out of any level the year ended December 31, 2015 and 2014.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company's balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2015 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company's cash equivalents, at fair value, consist of money market funds — marked to market. The Company's money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31 2015 and December 31, 2014, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$973,470	$973,470	$973,470	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2014	2014	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$1,061,726	$1,061,726	$1,061,726	$—	$—

11 - COMMITMENTS AND CONTINGENCIES:

The Company's Board of Directors has agreed to pay the Company's Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

