Form 10-Q
period 2016-06-30
CHASE PACKAGING CORP
filed 2016-08-01
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$926,974	$973,470

TOTAL ASSETS	$926,974	$973,470

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$21,395	$8,917
TOTAL CURRENT LIABILITIES	21,395	8,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 27,466 shares issued and outstanding as of June 30, 2016 and December 31, 2015: liquidation preference of $2,746,000 as of June 30, 2016 and December 31, 2015	2,061,429	2,061,429
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of June 30, 2016 and December 31, 2015	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of June 30, 2016 and December 31, 2015	(49,759)	(49,759)
Additional paid-in capital	2,598,058	2,598,058
Accumulated deficit	(5,307,536)	(5,248,562)
TOTAL STOCKHOLDERS' EQUITY	905,579	964,553

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS' EQUITY	$926,974	$973,470

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	59,024	42,388	18,769	18,546

LOSS FROM OPERATIONS	(59,024)	(42,388)	(18,769)	(18,546)

OTHER INCOME (EXPENSE)

Interest and other income	50	51	25	25
TOTAL OTHER INCOME (EXPENSE)	50	51	25	25

LOSS BEFORE INCOME TAXES	(58,974)	(42,337)	(18,744)	(18,521)

Provision for income taxes	-	-	-	-

NET LOSS	$(58,974)	$(42,337)	$(18,744)	$(18,521)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(58,974)	$(42,337)	$(18,744)	$(18,521)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

 See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,974)	(42,337)
Adjustment to reconcile to net loss to net cash used in operating activities:

Change in assets and liabilities:
Accounts payable and accrued expenses	12,478	(9,710)

Net cash used in operating activities	(46,496)	(52,047)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(46,496)	(52,047)

Cash, at beginning of period	973,470	1,061,726

CASH, END OF PERIOD	$926,974	1,009,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2016

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2016, results of operations for the six months and three months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, as applicable, have been made. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company's securities and the notes to financial statements.

NOTE 2 - ACCOUNTING PRONOUNCEMENTS:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2016 and December 31, 2015, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $926,974 and $973,470, respectively.

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

The Company adopted FASB Interpretation of "Accounting for Uncertainty in Income Taxes". There was no impact on the Company's financial position, results of operations, or cash flows as a result of implementing this guidance. As of June 30, 2016 and December 31, 2015, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

We have excluded 37,424,000 and 34,675,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the six months ended June 30, 2016 and 2015 respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

No current provision for Federal income taxes was required for the six months ended June 30, 2016 and 2015, due to the Company's operating losses. At June 30, 2016 and December 31, 2015 the Company had unused net operating loss carry-forwards of approximately $1,102,000 and $1,043,000 which expire at various dates through 2036. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to "changes in ownership."

As of June 30, 2016 and December 31, 2015, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	June 30,	December 31,
	2016	2015
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$441,000	$417,000
Less valuation allowance	(441,000)	(417,000)
Net deferred tax assets	$-	$-

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

	Six months ended
	June 30,
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

As of June 30, 2016 and December 31, 2015, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2014	6,909,000	$0.15	0.19

Granted	-
Exercised	-
Extended	6,909,000	0.15	2
Forfeited/expired	(6,909,000)	0.15
Outstanding at December 31, 2015	6,909,000	0.15	1.69

Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at June 30, 2016	6,909,000	$0.15	1.19

Exercisable at June 30, 2016	6,909,000	$0.15	1.19

As of June 30, 2016 and December 31, 2015, the average remaining contractual life of the outstanding warrants was 1.19 year and 1.69 years, respectively. The Warrants expire on September 7, 2017.

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

Stock Option

The fair value of each option was estimated on June 25, 2013 (date of grant) using the following Black-Scholes assumptions:

On June 25, 2013
Expected term (in years)	5
Expected stock price volatility	185.25%
Risk-free interest rate	1.48%
Expected dividend yield	-

The Company vested 50% of the optioned shares on date of granting the stock options and 50% of the optioned shares vested on June 25, 2014.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2014	300,000	$0.03	3.48

Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at December 31, 2015	300,000	0.03	2.48

Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at June 30, 2016	300,000	$0.03	1.99

Exercisable at June 30, 2016	300,000	$0.03	1.99

The Company recognized approximately $0 and $0 of stock based compensation costs related to stock options awards for the six months ended June 30, 2016 and 2015, respectively.

The weighted-average grant date fair value of options outstanding at June 30, 2016 was $0.03.

As of June 30, 2016, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $0.

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

There were no transfers in or out of any level during the six months ended June 30, 2016 and the year ended December 31, 2015.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company's balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter endedJune 30, 2016 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company's cash equivalents, at fair value, consist of money market funds — marked to market. The Company's money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$926,974	$926,974	$926,974	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$973,470	$973,470	$973,470	$—	$—

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

Results of Operations

For the three months ended June 30, 2016 and 2015

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2016 and 2015 and incurred operating expenses of $18,769 and $18,546 for the three months ended June 30, 2016 and 2015, respectively. Its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015

Audit and accounting fees	3,755	5,125
Legal fees	5,356	2,843
Payroll	5,037	5,020
Other general and administrative expense	4,621	5,558
	$18,769	$18,546

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

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015

Interest and other income	$25	$26
Other Income (Expense), net	$25	$26

Net Loss

The Company had a net loss of $18,744 for the three monthsended June 30, 2016, compared with a net loss of $18,521 for the three months ended June 30, 2015. Increases in net loss were due primarily to the abovementioned effect.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $18,744 for the three monthsended June 30, 2016, compared to $18,521 for the three months ended June 30, 2015. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the three monthsended June 30, 2016 and 2015 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

For the six months ended June 30, 2016 and 2015

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2016 and 2015 and incurred operating expenses of $59,024 and $42,388 for the six months ended June 30, 2016 and 2015, respectively. Its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015

Audit and accounting fees	12,055	10,750
Legal fees	27,133	12,389
Payroll	10,164	10,125
Other general and administrative expense	9,672	9,124
	$59,024	$42,388

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

Other Income (Expense)

The following table presents our total Other Income (Expense) for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015

Interest and other income	$50	$51
Other Income (Expense), net	$50	$51

Net Loss

The Company had a net loss of $58,974 for the six monthsended June 30, 2016, compared with a net loss of $42,337 for the six monthsended June 30, 2015. Increases in net loss were due primarily to the abovementioned effect.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $58,974 for the six monthsended June 30, 2016, compared to $42,337 for the six months ended June 30, 2015. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the six monthsended June 30, 2016 and 2015 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2016 the Company had cash and cash equivalents of approximately $927,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements quarters presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2016	2015

Net cash used in operating activities	$(46,496)	$(52,047)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(46,496)	$(52,047)

Net cash of $(46,496) and $(52,047) were used in operations during the six-month period ended June 30, 2016 and 2015, respectively.

Cash of $46,496 used in operating activities for the six months ended June 30, 2016, consisted of a net loss of $(58,974). The cash used in working capital was $12,478 for the six months ended June 30, 2016.

Cash of $52,047 used in operating activities for the six months ended June 30, 2015, consisted of net loss of $(42,337). The cash used in working capital was ($9,710) for the six months ended June 30, 2015.

No cash flows were used or provided by investing activities during the six months ended June 30, 2016 and 2015.

No cash proceeds were used or provided by financing activities during the quarters ended June 30, 2016 and 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended June 30, 2016, filed on August 1, 2016, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

_____________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: August 1, 2016	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer (Principal Executive Officer)

Date: August 1, 2016	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

