Form 10-Q
period 2016-09-30
CHASE PACKAGING CORP
filed 2016-11-14
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$897,098	$973,470

TOTAL ASSETS	$897,098	$973,470

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$24,886	$8,917
TOTAL CURRENT LIABILITIES	24,886	8,917

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 30,215 shares issued and outstanding as of September 30, 2016 and December 31, 2015: liquidation preference of $3,021,500 as of September 30, 2016 and December 31, 2015	2,061,429	2,061,429
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of September 30, 2016 and December 31, 2015	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of September 30, 2016 and December 31, 2015	(49,759)	(49,759)
Additional paid-in capital	2,598,058	2,598,058
Accumulated deficit	(5,340,903)	(5,248,562)
TOTAL STOCKHOLDERS’ EQUITY	872,212	964,553

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$897,098	$973,470

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	92,414	59,232	33,390	16,844

LOSS FROM OPERATIONS	(92,414)	(59,232)	33,390	(16,844)

OTHER INCOME (EXPENSE)

Interest and other income	73	76	23	25
TOTAL OTHER INCOME (EXPENSE)	73	76	23	25

LOSS BEFORE INCOME TAXES	(92,341)	(59,156)	(33,367)	(16,819)

Provision for income taxes	-	-	-	-

NET LOSS	$(92,341)	$(59,156)	$(33,367)	$(16,819)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(92,341)	$(59,156)	$(33,367)	$(16,819)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

 See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(92,341)	(59,156)
Adjustment to reconcile to net loss to net cash used in operating activities:

Change in assets and liabilities:
Accounts payable and accrued expenses	15,969	(9,555)

Net cash used in operating activities	(76,372)	(68,711)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(76,372)	(68,711)

Cash, at beginning of period	973,470	1,061,726

CASH, END OF PERIOD	$897,098	993,015

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2016

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2016, results of operations for the nine months and three months ended September 30, 2016 and 2015, and cash flows for the nine months ended September 30, 2016 and 2015, as applicable, have been made. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2016 and December 31, 2015, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $897,098 and $973,470 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. As of September 30, 2016 and December 31, 2015, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

We have excluded 37,424,000 and 34,675,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the nine months ended September 30, 2016 and 2015 respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

No current provision for Federal income taxes was required for the nine months ended September 30, 2016 and 2015, due to the Company’s operating losses. At September 30, 2016 and December 31, 2015 the Company had unused net operating loss carry-forwards of approximately $1,135,000 and $1,043,000 which expire at various dates through 2036. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2016 and December 31, 2015, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	September 30,	December 31,
	2016	2015
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$454,000	$417,000
Less valuation allowance	(454,000)	(417,000)
Net deferred tax assets	$-	$-

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

	Nine months ended
	September 30,
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

As of September 30, 2016 and December 31, 2015, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2014	6,909,000	$0.15	0.19

Granted	-
Exercised	-
Extended	6,909,000	0.15	2
Forfeited/expired	(6,909,000)	0.15
Outstanding at December 31, 2015	6,909,000	0.15	1.69

Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at September 30, 2016	6,909,000	$0.15	0.94

Exercisable at September 30, 2016	6,909,000	$0.15	0.94

As of September 30, 2016 and December 31, 2015, the average remaining contractual life of the outstanding warrants was 0.94 year and 1.69 years, respectively. The Warrants expire on September 7, 2017.

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

As of September 30, 2016 and December 31, 2015, the Company had 30,215 shares of Preferred Stock outstanding after the dividend declared in November 30, 2015.

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

Stock Option

The fair value of each option was estimated on June 25, 2013 (date of grant) using the following Black-Scholes assumptions:

On June 25, 2013
Expected term (in years)	5
Expected stock price volatility	185.25%
Risk-free interest rate	1.48%
Expected dividend yield	-

The Company vested 50% of the optioned shares on date of granting the stock options and 50% of the optioned shares vested on June 25, 2014.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2014	300,000	$0.03	3.48

Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at December 31, 2015	300,000	0.03	2.48

Granted	-
Exercised	-
Forfeited/expired	-
Outstanding at September 30, 2016	300,000	$0.03	1.73

Exercisable at September 30, 2016	300,000	$0.03	1.73

The Company recognized approximately $0 and $0 of stock based compensation costs related to stock options awards for the nine months ended September 30, 2016 and 2015, respectively.

The weighted-average grant date fair value of options outstanding at September 30, 2016 was $0.03.

As of September 30, 2016, the unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan was $0.

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

There were no transfers in or out of any level during the nine months ended September 30, 2016 and the year ended December 31, 2015.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended September 30, 2016 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, respectively:

	Carrying Amount In Balance Sheet	Fair Value	Fair Value Measurement Using
	September 30, 2016	September 30, 2016	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$897,098	$897,098	$897,098	$—	$—

	Carrying Amount In Balance Sheet	Fair Value	Fair Value Measurement Using
	December 31, 2015	December 31, 2015	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$973,470	$973,470	$973,470	$—	$—

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

Results of Operations

For the three months ended September 30, 2016 and 2015

Revenue

The Company had no operations and no revenue for the three months ended September 30, 2016 and 2015 and incurred operating expenses of $33,390 and $16,844 for the three months ended September 30, 2016 and 2015, respectively. Its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015

Professional fees	29,186	2,683
Legal fees	(5,229)	4,650
Payroll	5,275	5,263
Other general and administrative expense	4,158	4,248
	$33,390	$16,844

Operating expenses consist mostly of payroll, professional fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in legal fees was due to the 50% discount on some June invoices of legal fee. The increase in operating expenses in 2016 was mainly due to the increase in professional fees.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30,
	2016	2015

Interest and other income	$23	$25
Other Income (Expense), net	$23	$25

Net Loss

The Company had a net loss of $33,367 for the three months ended September 30, 2016, compared with a net loss of $16,819 for the three months ended September 30, 2015. Increases in net loss were due primarily to the abovementioned effect.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $33,367 for the three months ended September 30, 2016, compared to $16,819 for the three months ended September 30, 2015. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the three months ended September 30, 2016 and 2015 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

For the nine months ended September 30, 2016 and 2015

Revenue

The Company had no operations and no revenue for the nine months ended September 30, 2016 and 2015 and incurred operating expenses of $92,414 and $59,232 for the nine months ended September 30, 2016 and 2015, respectively. Its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015

Professional fees	41,241	15,072
Legal fees	21,904	15,400
Payroll	15,440	15,388
Other general and administrative expense	13,829	13,372
	$92,414	$59,232

Operating expenses consist mostly of payroll, professional fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2016 was mainly due to the increase in professional fees.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015

Interest and other income	$73	$76
Other Income (Expense), net	$73	$76

Net Loss

The Company had a net loss of $92,341 for the nine months ended September 30, 2016, compared with a net loss of $59,156 for the nine months ended September 30, 2015. Increases in net loss were due primarily to the abovementioned effect.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $92,341 for the nine months ended September 30, 2016, compared to $59,156 for the nine months ended September 30, 2015. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the nine months ended September 30, 2016 and 2015 were approximately $(0.01) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At September 30, 2016 the Company had cash and cash equivalents of approximately $897,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements quarters presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(76,372)	$(68,711)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(76,372)	$(68,711)

Net cash of $(76,372) and $(68,711) were used in operations during the nine-month period ended September 30, 2016 and 2015, respectively.

Cash of $76,372 used in operating activities for the nine months ended September 30, 2016, consisted of a net loss of $(92,341). The cash used in working capital was $15,969 for the nine months ended September 30, 2016.

Cash of $68,711 used in operating activities for the nine months ended September 30, 2015, consisted of net loss of $(59,156). The cash used in working capital was ($9,555) for the nine months ended September 30, 2015.

No cash flows were used or provided by investing activities during the nine months ended September 30, 2016 and 2015.

No cash proceeds were used or provided by financing activities during the nine months ended September 30, 2016 and 2015.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended September 30, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: November 10, 2016	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: November 10, 2016	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

