Form 10-K/A
period 2015-12-31
CHASE PACKAGING CORP
filed 2017-01-11
CIK 1025771

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

For the Fiscal Year Ended December 31, 2015

TABLE OF CONTENTS

		PAGE NO

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	4
SIGNATURES		5

EXPLANATORY NOTE

Chase Packaging Corporation (the "Company") is filing this Amendment No. 1 (the "Amendment No. 1") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 28, 2016 (the "Original 10-K"). Company is filing this Amendment No. 1 to provide an amended report of its independent registered accounting firm. Specifically, the Company’s accounting firm deleted “auditing” from the sentence “We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States)” that was included in the Original 10-K.

In accordance with applicable SEC rules and as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amendment includes new certifications from our Principal Executive Officer and Principal Financial Officer dated as of the date of filing of this amendment.

No changes have been made to the Original 10-K and subsequent amendment other than to the report of the Company’s independent registered accounting firm. This amendment speaks as of the date of the Original 10-K, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as required to reflect the revision discussed above. This amendment should be read in conjunction with the Original 10-Kand with our filings with the SEC filed subsequent to the filing of the Original 10-K.

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

CHASE PACKAGING CORPORATION

Date: January 11, 2017	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: January 11, 2017	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: January 11, 2017	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

Date: January 11, 2017	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: January 11, 2017	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: January 11, 2017	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: January 11, 2017	By:	/s/ Wayne Whitener
Wayne Whitener
Director

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

The following table presents the effects of the immaterial error correction on the balance sheet for the periods and year indicated:

Impact of the Restatement

	As of September 30, 2014
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data (unaudited):
Additional paid-in capital	$2,564,655	23,963	$2,588,618
Accumulated deficit	$(1,470,804)	(23,963)	$(1,494,767)
Total stockholders' equity	$1,077,543	-	$1,077,543

	As of December 31, 2014
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data:
Additional paid-in capital	$2,562,160	23,963	$2,586,123
Accumulated deficit	$(5,123,747)	(23,963)	$(5,147,710)
Total stockholders' equity	$1,050,721	-	$1,050,721

	As of March 31, 2015
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data (unaudited):
Additional paid-in capital	$2,562,160	23,963	$2,586,123
Accumulated deficit	$(5,147,563)	(23,963)	$(5,171,526)
Total stockholders' equity	$1,026,905	-	$1,026,905

	As of June 30, 2015
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data (unaudited):
Additional paid-in capital	$2,562,160	23,963	$2,586,123
Accumulated deficit	$(5,166,084)	(23,963)	$(5,190,047)
Total stockholders' equity	$1,008,384	-	$1,008,384

	As of September 30, 2015
	As Previously Reported	Adjustment	As Adjusted
Balance Sheet Data (unaudited):
Additional paid-in capital	$2,562,160	38,647	$2,600,807
Accumulated deficit	$(5,182,903)	(38,647)	$(5,221,550)
Total stockholders' equity	$991,565	-	$991,565

The following tables present the effects of the immaterial error correction on the statements of income for the periods and year indicated:

	Three Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data (unaudited):
Warrants modification expense	$-	(23,963)	$(23,963)
Net loss	$(46,057)	(23,963)	$(70,020)
Net loss per share, basic and diluted	$(0.00)		$(0.00)

	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data (unaudited):
Warrants modification expense	$-	(23,963)	$(23,963)
Net loss	$(131,245)	(23,963)	$(155,208)
Net loss per share, basic and diluted	$(0.01)		$(0.01)

	Year Ended December 31, 2014
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data:
Warrants modification expense	$-	(23,963)	$(23,963)
Net loss	$(158,067)	(23,963)	$(182,030)
Net loss per share, basic and diluted	$(0.01)	-	$(0.01)

	Three Months Ended September 30, 2015
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data (unaudited):
Warrants modification expense	$-	(14,684)	$(14,684)
Net loss	$(16,819)	(14,684)	$(31,503)
Net loss per share, basic and diluted	$(0.00)	-	$(0.00)

	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustment	As Adjusted
Statement of Operations Data (unaudited):
Warrants modification expense	$-	(14,684)	$(14,684)
Net loss	$(59,156)	(14,684)	$(73,840)
Net loss per share, basic and diluted	$(0.00)	-	$(0.00)

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

