Form 10-K
period 2016-12-31
CHASE PACKAGING CORP
filed 2017-02-28
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $167,562 based upon 5,585,406 shares held by non-affiliates and the last reported sales price of $0.03 per share on such date.

Number of shares of common stock outstanding as of February 11, 2017: 15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2016

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “ intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our capital needsand our ability to find a suitable merger partner wishing to go public or a suitable private company to acquire to create investment value for the Company. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

History

Prior Business Operations

The Company was established in July of 1993 as a wholly-owned subsidiary of Dawson Geophysical Company (“Dawson” and formerly known TGC Industries, Inc.). On July 30, 1993, the Company purchased certain assets of Union Camp Corporation's packaging division for a purchase price of approximately $6.14 million. The assets purchased included substantially all of the business of weaving and constructing Saxolin ® paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Union Camp’s packaging division. The properties acquired by Chase consisted of Union Camp's plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's common stock trades in the Pink Sheets under the symbol "CPKA." American Stock Transfer and Trust Company has determined that there were approximately 234 holders of record on December 31, 2016. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 15, 2016 were $0.02 and $0.02, respectively, and the last trade was $0.02.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2016 and December 31, 2015 are displayed in the following table:

	2016 Market Price		2015 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.03	$0.03	$0.07	$0.06
June 30	$0.07	$0.03	$0.07	$0.07
September 30	$0.03	$0.02	$0.06	$0.06
December 31	$0.03	$0.02	$0.04	$0.03

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2016 and 2015

Revenue

The Company had no operations and no revenue for the years ended December 31, 2016 and 2015 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015
Audit and accounting fees	29,455	28,450
Legal fees	44,203	18,870
Payroll	20,435	20,403
Other general and administrative expense	16,722	18,547
	$110,815	$86,270

Operating expenses consist mostly of audit and accounting fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2016 was mainly due to the increase in legal fees relating to potential merger.

Loss from Operation

The Company incurred loss from operation of $110,815 and $86,270 for the year ended December 31, 2016 and 2015, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2016 and 2015.

	Year Ended December 31,
	2016	2015

Warrants modification expense	$-	$(14,684)
Interest and other income	98	102
Other Income (Expense), net	$98	$(14,582)

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

Net Loss

The Company had a net loss of $110,717 for the year ended December 31, 2016, compared with a net loss of $100,852 for the year ended December 31, 2015. Net loss attributable to common stockholders was $110,717 for the year ended December 31, 2016, compared to $100,852 for the year ended December 31, 2015. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the years ended December 31, 2016 and 2015 were approximately $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2016 the Company had cash and cash equivalents of approximately $864,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(109,147)	$(88,256)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(109,147)	$(88,256)

Net cash of approximately $109,000 was used in operations during fiscal 2016, an increase of approximately $21,000 over the $88,000 used in operations during fiscal 2015. The increase was due primarily to the increase in the legal and professional fees in fiscal 2016. No cash flows were used or provided by investing activities for each of the periods presented. No cash flows were used or provided by financing activities for each of the periods presented.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part II, Item 8, Notes to Financial Statements, Note 3: Significant Accounting Policies and Recent Accounting Pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2016 and 2015 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2016 based on those criteria.

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

During the quarter ended December 31, 2016, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

Allen T. McInnes, Ph.D., 79

Joined the Board of Directors in 1993 and has served as Chairman of the Board, President, and Treasurer of the Company since 1997; Director of Dawson Geophysical Company (formerly TGC Industries, Inc. ), a company engaged in the geophysical services industry, since 1993; Chairman of the Board of Dawson from July 1993 to March 2004 and Presiding Director of the Board since March 2004; Chief Executive Officer of Dawson from August 1993 to March 1996; Director of Tetra Technologies, a chemical manufacturer, from 1993 to 2012; President and Chief Executive Officer of Tetra Technologies, Inc. from April 1996 to January 2000; and Dean of the Rawls College of Business at Texas Tech University from September 2001 to September 2012. Dr. McInnes was selected to serve as a director of the Company due to his extensive background as an experienced leader of major organizations, his experience serving on the boards of other public companies, and his experience as chief executive officer of another public company. In addition, Dr. McInnes’ experience as former Dean of the Business School at Texas Tech University provides the Board with a link to developments in business management practices.

Chairman of the Board, President and Treasurer

Herbert M. Gardner, 77

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

Vice President and Director

William J. Barrett, 77

Secretary of the Company since 2001, was a Director of the Company from 1996 to 1997, and rejoined the Board of Directors in 2001; Director of Dawson Geophysical Company (formerly TGC Industries, Inc. ), a company engaged in the geophysical services industry, since 1980; Secretary of Dawson from 1986 to November 1997; President of W. J. Barrett Associates, Inc., a private merchant banking firm, since June 2009; President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc., a manufacturer of specialized truck bodies , since 1979; Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company’s business, history, and organization, as well as extensive leadership experience.

Secretary and Director

Edward L. Flynn, 82

Director of the Company since 2007; Director of Dawson Geophysical Company (formerly TGC Industries, Inc. ), a company engaged in the geophysical services industry, from 1999 until February 2015; Owner of Flynn Meyer Company, a management company for the restaurant industry, since 1976; Director and Treasurer of Citri-Lite Co., a soft drink company, since 1994; Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies, since 2007; and Director of Bioject Medical Technologies Inc., a medical device company, since 2007. Mr. Flynn is an experienced leader of large organizations and brings to the Board strong executive management skills and experience serving on the boards of other public companies.

Director

Wayne A. Whitener, 65

Director of the Company since 2009; Mr. Whitener has been Director of Dawson Geophysical Company (formerly TGC Industries, Inc. ), a company engaged in the geophysical services industry, since 1984; Executive Vice Chairman of Dawson since February 2015, President of Dawson from July 1986 until February 2015,; Chief Executive Officer of Dawson from 1999 until February 2015, Chief Operating Officer of Dawson from July 1986 to December 1998, Vice President of Dawson from 1983 to July 1986; and a Director of Supreme Industries, Inc., a manufacturer of specialized truck bodies since 2008. As the principal executive officer of another public company, Mr. Whitener provides valuable insight and guidance on the issues of corporate strategy and risk management.

Director

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company and who will continue to serve in such positions at the discretion of the Board of Directors.

Allen T. McInnes	79	Chairman, President, and Treasurer
Herbert M. Gardner	77	Vice President
William J. Barrett	77	Secretary
Ann C. W. Green	75	Chief Financial Officer and Assistant Secretary

Additional information regarding Messrs. McInnes, Gardner, and Barrett is included in the foregoing information relating to the Board of Directors. Ms. Green has served as Chief Financial Officer and Assistant Secretary of the Company since 2001. She is Vice President of W. J. Barrett Associates, Inc., a private merchant banking firm. Ms. Green also serves as Assistant Secretary of each of Supreme Corporation, a specialized manufacturer of truck bodies, and Dawson Geophysical Company (formerly known as TGC Industries, Inc.) , a company engaged in the geophysical services industry. She previously served for 15 years as Assistant Vice President of Janney Montgomery Scott, LLC, an investment banking firm.

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

Committees

The Board of Directors has not established a separate audit committee within the meaning of the Exchange Act. Instead, the entire Board acts as the audit committee and will continue to do so for the foreseeable future.The Board of Directors has determined that Dr. McInnes qualifies as an audit committee financial expert. He is not an independent director.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green,	2016	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000
Chief Financial Officer	2015	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)
Allen T. McInnes P.O. Box 6199 Fair Haven, NJ 07704	Common	6,597,954	(5)	32.9%

Herbert M. Gardner P.O. Box 699 Fair Haven, NJ 07704	Common	4,663,387	(2)(5)	24.4%

William J. Barrett P.O. Box 6199 Fair Haven, NJ 07704	Common	7,072,405	(3)(5)	33.6%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	2,388,359	(4)(5)	13.6%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	122,738	(5)	0.8%

Ann C. W. Green P.O. Box 6199 Fair Haven, NJ 07704	Common	1,039,775	(5)	6.4%

All directors & officers as a group (6 persons)	Common	21,884,618	(2)(3)(4)(5)	68.6%

(1)	The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, based on number of shares outstanding plus the Common Stock underlying the warrants and Series A Convertible Preferred Stock.

(2)	Includes 167,590 shares of Common Stock owned by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of these shares.

(3)	Includes 286,345 shares of Common Stock owned by William J. Barrett’s wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

(4)	Includes 167,000 shares of Common Stock owned by Edward L. Flynn’s wife. Mr. Flynn has disclaimed beneficial ownership of these shares.

(5)	Includes the Common Stock underlying warrants, Series A Preferred Stock, and vested stock options held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying Warrants Beneficially Owned	Number of Common Shares Underlying Stock Options (4) Beneficially Owned

Allen T. McInnes	3,696,000	766,500	50,000
Herbert M. Gardner(1)	2,806,000	712,500	50,000
William J. Barrett(2)	5,202,000	245,500	50,000
Edward L. Flynn(3)	1,604,000	334,000	50,000
Ann C. W. Green	564,000	118,500	50,000
Wayne A. Whitener	-	-	50,000
Total	13,872,000	2,177,000	300,000
_____________

(1)	Includes 423,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of the shares.

(2)	Includes 802,000 and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse. Mr. Barrett has disclaimed beneficial ownership of the shares.

(3)	Includes 802,000 shares and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse. Mr. Flynn has disclaimed beneficial ownership of the shares.

(4)	Stock options were issued June 25, 2013 at an exercise price of $0.03 per share for the purchase of the following number of shares of the Company’s Common Stock.

Officer	Number of Shares
Allen T. McInnes	50,000
William J. Barrett	50,000
Herbert M. Gardner	50,000
Ann C. W. Green	50,000

Director	Number of Shares
Wayne A. Whitener	50,000
Edward L. Flynn	50,000

The Stock Options are exercisable as follows: (a) fifty percent (50%) of the Optioned Shares vested immediately upon receipt; and (b) fifty percent (50%) vested on June 25, 2014. To date no Stock Options have been exercised.

Depositories such as The Depository Trust Company (Cede & Company) as of February 11, 2017 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2016 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to ZBS Group LLP, which served as the Company’s independent registered public accounting firm since October 31, 2013.

	Fiscal year ended December 31,
	2016	2015
1. Audit fees	$17,500	$17,500
2. Audit-related fees	-	-
3. Tax fees	2,675	2,675
4. All other fees	-	-
Totals	$20,175	$20,175

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

17

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

4.11

Form of Amendment No. 3 to Warrant Agreement filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on October 22, 2015, and incorporated herein by reference.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

___________

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: February 27, 2017	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2017	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: February 27, 2017	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

Date: February 27, 2017	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: February 27, 2017	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: February 27, 2017	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: February 27, 2017	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Chase Packaging Corporation

We have audited the accompanying balance sheets of Chase Packaging Corporation, (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2016. Chase Packaging Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chase Packaging Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ ZBS Group , LLP

Plainview, NY

February 11, 2017

255 Executive Drive, Suite 400 Plainview, New York 11803

Tel: (516) 394-3344 Fax: (516) 342 6273

www.zbscpas.com

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2016	2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$864,323	$973,470

TOTAL ASSETS	$864,323	$973,470

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,487	$8,917

TOTAL CURRENT LIABILITIES	10,487	8,917

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 33,238 and 30,215 shares issued and outstanding as of December 31, 2016 and 2015, liquidation preference of $3,323,800 and $3,021,500 as of December 31, 2016 and 2015	2,064,452	2,061,429
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of December 31, 2016 and 2015	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of December 31, 2016 and 2015	(49,759)	(49,759)
Additional paid-in capital	2,595,035	2,598,058
Accumulated deficit	(5,359,279)	(5,248,562)
TOTAL STOCKHOLDERS’ EQUITY	853,836	964,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$864,323	$973,470

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2016	2015

NET SALES	$-	$-

OPERRATING EXPENSES:
General and administrative expense	110,815	86,270

LOSS FROM OPERATIONS	(110,815)	(86,270)

OTHER INCOME (EXPENSE)
Warrants modification expense	-	(14,684)
Interest and other income	98	102

TOTAL OTHER INCOME (EXPENSE)	98	(14,582)

LOSS BEFORE INCOME TAXES	(110,717)	(100,852)

Provision for income taxes	-	-

NET LOSS	$(110,717)	(100,852)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at January 1, 2015	27,466	$2,058,680	16,033,862	$1,603,387	$2,586,123	$(5,147,710)	(497,587)	$(49,759)	$1,050,721

Preferred shares issued as dividend	2,749	2,749	-	-	(2,749)	-	-	-	-
Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2017					14,684				14,684
Net loss for the year ended December 31, 2015	-	-	-	-	-	(100,852)	-	-	(100,852)

Balance at December 31, 2015	30,215	$2,061,429	16,033,862	$1,603,387	$2,598,058	$(5,248,562)	(497,587)	$(49,759)	$964,553

Preferred shares issued as dividend	3,023	3,023	-	-	(3,023)	-	-	-	-
Net loss for the year ended December 31, 2016	-	-	-	-	-	(110,717)	-	-	(110,717)

Balance at December 31, 2016	33,238	$2,064,452	16,033,862	$1,603,387	$2,595,035	$(5,359,279)	(497,587)	$(49,759)	$853,836

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,717)	$(100,852)

Adjustment to reconcile to net loss to net cash used in operating activities :
Warrants modification expense	-	14,684

Change in assets and liabilities:
Accounts payable and accrued expenses	1,570	(2,088)

Net cash used in operating activities	(109,147)	(88,256)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(109,147)	(88,256)

Cash and cash equivalents, at beginning of year	973,470	1,061,726

CASH AND CASH EQUIVALENTS, END OF YEAR	$864,323	$973,470

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$3,023	$2,749

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

NOTE 2 - NEW ACCOUNTINGPRONOUNCEMENTS:

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016.Management believes that the adoption of this guidance will not have a material impact on our financial statements.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 will be effective for the Company beginning in its first quarter of 2021 and early adoption is permitted. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

Leases

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For finance leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; interest on the lease liability will be recognized separately from amortization of the right-of-use asset in the statement of comprehensive income; and repayments of the principal portion of the lease liability will be classified within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases: the right-of-use asset and a lease liability will be initially measured at the present value of the lease payments, in the statement of financial position; a single lease cost will be recognized, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and all cash payments will be classified within operating activities in the statement of cash flows. Under Topic 842 the accounting applied by a lessor is largely unchanged from that applied under previous GAAP. The amendments in Topic 842 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management has been continuously assessing the impact of this guidance.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification on the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

Income Taxes

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory ("ASU 2016-16"), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2019, and early adoption is permitted.

Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (“ASU 2016-08”); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”); and ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). The Company must adopt ASU 2016-08, ASU 2016-10 and ASU 2016-12 with ASU 2014-09 (collectively, the “new revenue standards”).

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company currently expects to adopt the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2016, and 2015, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $864,000 and $973,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2016 and 2015, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 40,447,000 and 37,424,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the years ended December 31, 2016 and 2015 respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2016 and 2015, due to the Company’s operating losses. At December 31, 2016 and 2015 the Company had unused net operating loss carry-forwards of approximately $1,154,000 and $1,043,000 which expire at various dates through 2032. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2016 and 2015, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	2016	2015
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$462,000	$417,000
Less valuation allowance	(462,000)	(417,000)
Net deferred tax assets	$-	$-

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2008 through 2016 are open and potentially subject to examination by the New Jersey and Texas state taxing authority.

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

As of December 31, 2016, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2017. As of December 31, 2016, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2016.

	2016		2015
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the year	-	$-	-	$-
Exercised during the year	-	$-	-	$-
Extended warrant terms	6,909,000	$0.15	6,909,000	$0.15
Expired during the year	(6,909,000)	$0.15	(6,909,000)	$0.15
Balance at December 31	6,909,000	$0.15	6,909,000	$0.15

As of December 31, 2016 and 2015, the average remaining contractual life of the outstanding warrants was 1.69 years and 0.68 year, respectively. The Warrants expire on September 7, 2017.

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

NOTE 7 - DIVIDENDS:

On October 29, 2016, the Board of Directors declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for shareholders of record as of November 15, 2016, and such shareholders received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2016. As of November 15, 2016, the Company had 30,215 shares of Preferred Stock outstanding; the total dividend paid consisted of 3,023 shares of Series A Preferred Stock (which are convertible into 3,023,000 shares of Common Stock) with a fair value of $302,300 and a total of 14 fractional shares which will be accumulated until whole shares can be issued. Due to the absence of Retained Earnings, the $3,023 par value of Preferred Stock dividend was charged against Additional Paid-in Capital.

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2016	300,000	$0.03	2.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at December 31, 2016	300,000	$0.03	1.48	$
Exercisable at December 31, 2016	300,000	$0.03	1.48	$-

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

There were no transfers in or out of any level the year ended December 31, 2016 and 2015.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2016 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$864,323	$864,323	$864,323	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2015	2015	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$973,470	$973,470	$973,470	$—	$—

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

