Form 10-Q
period 2017-03-31
CHASE PACKAGING CORP
filed 2017-05-15
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2017
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$840,882	$864,323

TOTAL ASSETS	$840,882	$864,323

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$798	$10,487
TOTAL CURRENT LIABILITIES	798	10,487

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 33,238 shares issued and outstanding as of March 31, 2017 and December 31, 2016 : liquidation preference of $3,323,800 as of March 31, 2017 and December 31, 2016	2,064,452	2,064,452
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of March 31, 2017 and December 31, 2016	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of March 31, 2017 and December 31, 2016	(49,759)	(49,759)
Additional paid-in capital	2,595,035	2,595,035
Accumulated deficit	(5,373,031)	(5,359,279)
TOTAL STOCKHOLDERS’ EQUITY	840,084	853,836

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$840,882	$864,323

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2017	2016
NET SALES	$-	$-

EXPENSES:
General and administrative expense	13,774	40,255

LOSS FROM OPERATIONS	(13,774)	(40,255)

OTHER INCOME (EXPENSE)

Interest and other income	22	25
TOTAL OTHER INCOME (EXPENSE)	22	25

LOSS BEFORE INCOME TAXES	(13,752)	(40,230)

Provision for income taxes		-

NET LOSS	$(13,752)	$(40,230)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

 See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,752)	(40,230)
Adjustment to reconcile to net loss to net cash used in operating activities:

Change in assets and liabilities:
Accounts payable and accrued expenses	(9,689)	21,879

Net cash used in operating activities	(23,441)	(18,351)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(23,441)	(18,351)

Cash, at beginning of period	864,323	973,470

CASH, END OF PERIOD	$840,882	955,119

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2017

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2017, results of operations for the three months ended March 31, 2017 and 2016, and cash flows for the three months ended March 31, 2017 and 2016, as applicable, have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 -NEW ACCOUNTING PRONOUNCEMENTS:

Recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Going Concern

ASU 2014-15 – “Presentation of Financial Statements—Going Concern—Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).” In August 2014, the FASB issued ASU 2014-15 requiring management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for annual periods, and interim periods within those annual periods, starting December 15, 2016. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

NOTE 3 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2017 and December 31, 2016, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $841,000 and $864,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. As of March 31, 2017 and December 31, 2016, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

We have excluded 40,447,000 and 37,424,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the three ended March 31, 2017 and 2016 respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

No current provision for Federal income taxes was required for the three months ended March 31, 2017 and 2016, due to the Company’s operating losses. At March 31, 2017 and December 31, 2016 the Company had unused net operating loss carry-forwards of approximately $1,168,000 and $1,154,000 which expire at various dates through 2037. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of March 31, 2017 and December 31, 2016, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	March 31, 2017	December 31, 2016
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$467,000	$462,000
Less valuation allowance	(467,000)	(462,000)
Net deferred tax assets	$-	$-

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2008 through 2017 are open and potentially subject to examination by the Texas state taxing authority.

The Company currently has no federal or state tax examinations in progress.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Three months ended
	March 31,
	2017	2016
Tax benefits (expense) at statutory rate	35%	35%
Unrecognized tax benefits (expense) of current period tax losses	(35)%	(35)%
Effective tax rate	-	-

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

As of March 31, 2017 and December 31, 2016, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2017.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2015	6,909,000	0.15	1.69

Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at December 31, 2016	6,909,000	$0.15	0.68

Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at March 31, 2017	6,909,000	$0.15	0.44

Exercisable at March 31, 2017	6,909,000	$0.15	0.44

As of March 31, 2017 and December 31, 2016, the average remaining contractual life of the outstanding warrants was 0.44 year and 0.68 years, respectively. The Warrants expire on September 7, 2017.

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

As of March 31, 2017 and December 31, 2016, the Company had 33,238 shares of Preferred Stock outstanding.

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	300,000	$0.03	1.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at March 31, 2017	300,000	$0.03	1.24	$-
Exercisable at March 31, 2017	300,000	$0.03	1.24	$-

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

There were no transfers in or out of any level during the three months ended March 31, 2017 and the year ended December 31, 2016.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended March 31, 2017 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$840,882	$840,882	$840,882	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$864,323	$864,323	$864,323	$—	$—

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

Results of Operations

For the three months ended March 31, 2017 and 2016

Revenue

The Company had no operations and no revenue for the three months ended March 31, 2017 and 2016 and incurred operating expenses of $13,774 and $40,255 for the three months ended March 31, 2017 and 2016, respectively. Its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016

Professional fees	5,300	8,300
Legal fees	1,285	21,777
Payroll	5,129	5,127
Other general and administrative expense	2,060	5,051
	$13,774	$40,255

Operating expenses consist mostly of payroll, professional fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in legal fees was due to the 50% discount on some June invoices of legal fee. The decrease in operating expenses in 2017 was mainly due to the decrease in legal and professional fees.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016

Interest and other income	$22	$25
Other Income (Expense), net	$22	$25

Net Loss

The Company had a net loss of $13,752 for the three months ended March 31, 2017, compared with a net loss of $40,230 for the three months ended March 31, 2016. Decreases in net loss were due primarily to the abovementioned effect.

Loss per share for the three months ended March 31, 2017 and 2016 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

Liquidity and Capital Resources

At March 31, 2017 the Company had cash and cash equivalents of approximately $841,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements quarters presented in this Report.

Cash Flow

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(23,441)	$(18,351)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(23,441)	$(18,351)

Net cash of $23,441 and $18,351 were used in operations during the three months period ended March 31, 2017 and 2016, respectively.

Cash of $23,441 used in operating activities for the three months ended March 31, 2017, consisted of a net loss of $13,752. The cash used in working capital was $9,689 for the three months ended March 31, 2017.

Cash of $18,351 used in operating activities for the three months ended March 31, 2016, consisted of net loss of $40,230. The cash provided by working capital was $21,879 for the three months ended March 31, 2016.

No cash flows were used in or provided by investing activities during the three months ended March 31, 2017 and 2016.

No cash proceeds were used in or provided by financing activities during the three months ended March 31, 2017 and 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended March 31, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended March 31, 2017, filed on [ ], 2017, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: May 15, 2017	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

