Form 10-Q
period 2017-09-30
CHASE PACKAGING CORP
filed 2017-11-09
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$815,724	$864,323

TOTAL ASSETS	$815,724	$864,323

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,000	$10,487
TOTAL CURRENT LIABILITIES	3,000	10,487

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 33,238 shares issued and outstanding as of September 30, 2017 and December 31, 2016; liquidation preference of $3,323,800 as of September 30, 2017 and December 31, 2016	2,064,452	2,064,452
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of September 30, 2017 and December 31, 2016	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of September 30, 2017 and December 31, 2016	(49,759)	(49,759)
Additional paid-in capital	2,622,742	2,595,035
Accumulated deficit	(5,428,098)	(5,359,279)
TOTAL STOCKHOLDERS’ EQUITY	812,724	853,836

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$815,724	$864,323

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	42,673	92,414	13,211	33,390

LOSS FROM OPERATIONS	(42,673)	(92,414)	(13,211)	(33,390)

OTHER INCOME (EXPENSE)
Warrants modification expense	(27,707)	-	(27,707)	-
Interest and other income	1,561	73	1,519	23
TOTAL OTHER INCOME (EXPENSE)	(26,146)	73	(26,188)	23

LOSS BEFORE INCOME TAXES	(68,819)	(92,341)	(39,399)	(33,367)

Provision for income taxes	-	-	-	-

NET LOSS	$(68,819)	$(92,341)	$(39,399)	$(33,367)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68,819)	(92,341)
Adjustment to reconcile to net loss to net cash used in operating activities:
Warrants modification expense	27,707	-

Change in assets and liabilities:
Accounts payable and accrued expenses	(7,487)	15,969

Net cash used in operating activities	(48,599)	(76,372)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(48,599)	(76,372)

Cash, at beginning of period	864,323	973,470

CASH, END OF PERIOD	$815,724	897,098

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION:

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2017, results of operations for the nine months and three months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, as applicable, have been made. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 –NEW ACCOUNTING PRONOUNCEMENTS:

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

Income Taxes

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory (“ASU 2016-16”), which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. Management believes that the adoption of this guidance will not have a material impact on our financial statements.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2017, and December 31, 2016, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $816,000 and $864,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. As of September 30, 2017 and December 31, 2016, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

NOTE 4 – BASIC AND DILUTED NET LOSS PER COMMON SHARE:

Basic loss per common share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed by dividing the net loss by the sum of the weighted-average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the exercise of common stock equivalents.

We have excluded 40,447,000 and 37,424,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the nine months ended September 30, 2017 and 2016 respectively, which, if included, would have an antidilutive effect.

NOTE 5 – INCOME TAXES:

No current provision for Federal income taxes was required for the nine months ended September 30, 2017 and 2016, due to the Company’s operating losses. At September 30, 2017 the Company had unused net operating loss carry-forwards of approximately $1,223,000 which expire at various dates through 2037. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of September 30, 2017 and December 31, 2016, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	September 30, 2017	December 31, 2016
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$489,000	$462,000
Less valuation allowance	(489,000)	(462,000)
Net deferred tax assets	$-	$-

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

NOTE 6 – PRIVATE PLACEMENT OFFERING:

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

Warrants

2017 Extension of Warrant Terms

Effective August 24, 2017, Chase Packaging Corporation (the “Company”) amended its warrant agreement (“Amendment No. 4 to Warrant Agreement”) with the holders of the Company’s warrants (the “Warrants”). The purpose of Amendment No. 4 to Warrant Agreement is to extend the expiration date of the warrants from September 7, 2017 until September 7, 2019. The exercise price and all other terms of the original warrant agreement and amendments thereto, other than expiration date, remain the same.

The warrants modification expense of $27,707 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share, which was the contemporaneous private placement offering price. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	1.27%
Average expected life-years	2
Expected volatility	135.42%
Expected dividends	4.01%

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

As of September 30, 2017 and December 31, 2016, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2016	6,909,000	$0.15	0.68
Granted	-	$-	-
Extended	6,909,000	0.15	2
Exercised	-	-	-
Forfeited/expired	(6,909,000)	$0.15	-
Outstanding at September 30, 2017	6,909,000	$0.15	1.94

Exercisable at September 30, 2017	6,909,000	$0.15	1.94

As of September 30, 2017 and December 31, 2016, the average remaining contractual life of the outstanding warrants was 1.94 years and 0.68 years, respectively. The Warrants expire on September 7, 2019.

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

NOTE 7 – DIVIDENDS:

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

As of September 30, 2017 and December 31, 2016, the Company had 33,238 shares of Preferred Stock outstanding.

NOTE 8 – STOCKHOLDERS’ EQUITY:

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	300,000	$0.03	1.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at September 30, 2017	300,000	$0.03	0.73	$-
Exercisable at September 30, 2017	300,000	$0.03	0.73	$-

NOTE 9 – FAIR VALUE MEASUREMENTS:

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

There were no transfers in or out of any level during the nine months ended September 30, 2017 and the year ended December 31, 2016.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the quarter ended September 30, 2017 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of treasury bills and money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$646,452	$647,953	$647,953	$—	$—
Money Market Funds	167,771	167,771	167,771
Total Assets	$814,223	$815,724	$815,724	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
`	2016	2016	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$864,323	$864,323	$864,323	$—	$—

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 11 – SUBSEQUENT EVENTS

On October 6, 2017, the Board of Directors declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for shareholders of record as of November 15, 2017, and such shareholders will receive the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2017. As of October 31, 2017, the Company had 33,238 shares of Preferred Stock outstanding; the total dividend to be paid consisted of 3,324 shares of Series A Preferred Stock (which are convertible into 3,324,000 shares of Common Stock) with a fair value of $332,400 and a total of 11.9 fractional shares which will be accumulated until whole shares can be issued.

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

Results of Operations

For the three months ended September 30, 2017 and 2016

Revenue

The Company had no operations and no revenue for the three months ended September 30, 2017 and 2016 and incurred operating expenses of $13,211 and $33,390 for the three months ended September 30, 2017 and 2016, respectively. Its only income was from unrealized gains from fixed income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016

Legal and professional fees	5,673	28,657
Payroll expense	4,816	5,275
Other general and administrative expense	2,722	4,158
	$13,211	$33,390

Operating expenses consist mostly of payroll, professional fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in legal fees was due to the 50% discount on some September invoices of legal fee. The decrease in operating expenses in 2017 was mainly due to the decrease in legal and professional fees.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended September 30, 2017 and 2016.

	Three Months Ended September 30,
	2017	2016

Warrants modification expense	$(27,707)	$-
Interest and other income	1,519	23
Other Income (Expense), net	$(26,188)	$23

Net Loss

The Company had a net loss of $39,399 for the three months ended September 30, 2017, compared with a net loss of $33,367 for the three months ended September 30, 2016. Increases in net loss were due primarily to the abovementioned effect.

Loss per share for the three months ended September 30, 2017 and 2016 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

For the nine months ended September 30, 2017 and 2016

Revenue

The Company had no operations and no revenue for the nine months ended September 30, 2017 and 2016 and incurred operating expenses of $42,673 and $92,414 for the nine months ended September 30, 2017 and 2016, respectively. Its only income was from unrealized gains from fixed income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016

Legal and professional fees	20,358	63,145
Payroll expense	14,974	15,440
Other general and administrative expense	7,341	13,829
	$42,673	$92,414

Operating expenses consist mostly of payroll, professional fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in legal fees was due to the 50% discount on some September invoices of legal fee. The decrease in operating expenses in 2017 was mainly due to the decrease in legal and professional fees.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the nine months ended September 30, 2017 and 2016.

	Nine Months Ended September 30,
	2017	2016

Warrants modification expense	$(27,707)	$-
Interest and other income	1,561	73
Other Income (Expense), net	$(26,146)	$73

Net Loss

The Company had a net loss of $68,819 for the nine months ended September 30, 2017, compared with a net loss of $92,341 for the nine months ended September 30, 2016. Decreases in net loss were due primarily to the abovementioned effect.

Loss per share for the nine months ended September 30, 2017 and 2016 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

Liquidity and Capital Resources

At September 30, 2017 the Company had cash and cash equivalents of approximately $816,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements quarters presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(48,599)	$(76,372)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(48,599)	$(76,372)

Net cash of $(48,599) and $(76,372) were used in operations during the nine months period ended September 30, 2017 and 2016, respectively.

The use of cash of $(48,599) used in operating activities for the nine months ended September 30, 2017, principally resulted from our net loss of $(68,819), as adjusted for non-cash charges for warrants modification expense of $27,707, and changes in our working capital accounts of $(7,487).

The use of cash of $(76,372) used in operating activities for the nine months ended September 30, 2016, principally resulted from our net loss of $(92,341), as adjusted for changes in our working capital accounts of $15,969.

No cash flows were used in or provided by investing activities during the nine months ended September 30, 2017 and 2016.

No cash proceeds were used in or provided by financing activities during the nine months ended September 30, 2017 and 2016.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended September 30, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: November 9, 2017	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

