Form 10-K
period 2017-12-31
CHASE PACKAGING CORP
filed 2018-03-13
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $217,014 based upon 10,000,650 shares held by non-affiliates and the last reported sales price of $0.0217 per share on such date.

Number of shares of common stock outstanding as of March 9, 2018: 15,536,275

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2017

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

History

Prior Business Operations

The Company was established in July of 1993 as a wholly-owned subsidiary of Dawson Geophysical Company (“Dawson” and formerly known TGC Industries, Inc.). On July 30, 1993, the Company purchased certain assets of Union Camp Corporation’s packaging division for a purchase price of approximately $6.14 million. The assets purchased included substantially all of the business of weaving and constructing Saxolin Ò paper mesh and polypropylene plastic mesh bagging material for agricultural and industrial applications and substantially all of the properties related to Union Camp’s packaging division. The properties acquired by Chase consisted of Union Camp’s plant facilities located in Portland, Oregon, and Idaho Falls, Idaho, and all machinery, equipment, and inventories connected with these facilities.

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

We shall endeavor to structure a business combination so as to achieve the most favorable tax treatment to us and to the target business and the shareholders of both companies. We cannot provide assurance that the Internal Revenue Service or appropriate state tax authorities will agree with our tax treatment of the business combination.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “CPKA.” American Stock Transfer and Trust Company has determined that there were approximately 229 holders of record on December 31, 2017. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 28, 2017 were $0.02 and $0.02, respectively, and the last trade was $0.02.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2017 and December 31, 2016 are displayed in the following table:

	2017 Market Price		2016 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.05	$0.02	$0.03	$0.03
June 30	$0.03	$0.02	$0.07	$0.03
September 30	$0.03	$0.02	$0.03	$0.02
December 31	$0.03	$0.02	$0.03	$0.02

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2017 and 2016

Revenue

The Company had no operations and no revenue for the years ended December 31, 2017 and 2016 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit and accounting fees	28,950	29,455
Legal fees	2,808	44,203
Payroll	20,128	20,435
Other general and administrative expense	8,964	16,722
	$60,850	$110,815

Operating expenses consist mostly of audit and accounting fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2017 was mainly due to the decrease in legal fees relating to potential merger.

Loss from Operation

The Company incurred loss from operation of $60,850 and $110,815 for the year ended December 31, 2017 and 2016, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Warrants modification expense	(31,478)	-
Interest and other income	3,207	98
Other Income (Expense), net	$(28,271)	$98

On August 24, 2017, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2019. The exercise price and all other terms of the original warrant agreement remain the same. The warrants modification expense of $31,478 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share which were the contemporaneous private placement offering price. See Note 6- Private Placement Offering of the financial statements.

Net Loss

The Company had a net loss of $89,121 for the year ended December 31, 2017, compared with a net loss of $110,717 for the year ended December 31, 2016. Net loss attributable to common stockholders was $89,121 for the year ended December 31, 2017, compared to $110,717 for the year ended December 31, 2016. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the years ended December 31, 2017 and 2016 were approximately $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2017 the Company had cash and cash equivalents of approximately $806,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(58,580)	$(109,147)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(58,580)	$(109,147)

Net cash of approximately $59,000 was used in operations during fiscal 2017, an increase of approximately $50,000 over the $109,000 used in operations during fiscal 2016. The increase was due primarily to the increase in the legal and professional fees in fiscal 2017. No cash flows were used or provided by investing activities for each of the periods presented. No cash flows were used or provided by financing activities for each of the periods presented.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part II, Item 8, Notes to Financial Statements, Note 3: Significant Accounting Policies and Note 2 : Recent Accounting Pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2017 and 2016 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2017 based on those criteria.

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

During the year ended December 31, 2017, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

Allen T. McInnes, Ph.D., 80

Joined the Board of Directors in 1993 and has served as Chairman of the Board, President, and Treasurer of the Company since 1997; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, since 1993; Director of Tetra Technologies, a chemical manufacturer, from 1993 to 2012 and President and Chief Executive Officer of Tetra Technologies, Inc. from April 1996 to January 2000; and Dean Emeritus of the Rawls College of Business at Texas Tech University, Dean from September 2001 to September 2012. Dr. McInnes was selected to serve as a director of the Company due to his extensive background as an experienced leader of major organizations, his experience serving on the boards of other public companies, and his experience as chief executive officer of another public company. In addition, Dr. McInnes’ experience as former Dean of the Business School at Texas Tech University provides the Board with a link to developments in business management practices.

Chairman of the Board, President and Treasurer

Herbert M. Gardner, 78

Vice President of the Company since 2001, Director of the Company from 1996 to 1997 and rejoined the Board of Directors in 2001; Director of TGC Industries, Inc. (“TGC”), a company engaged in the geophysical services industry, from 1980 until February 2015 when Dawson Geophysical Company acquired TGC; Executive Vice President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Chairman of the Board of Supreme Industries, Inc. (“Supreme”), a manufacturer of specialized truck bodies, from 1979 through September 2017 when Wabash National Corporation acquired Supreme, Chief Executive Officer of Supreme from 1979 to January 2011, President of Supreme from June 1992 to February 2006; former Director of Nu-Horizons Electronics Corp., an electronics component distributor, from 1984 until January 2011; and former Director of MKTG, Inc., a marketing and sales promotion company from 1997 until January 2010. Mr. Gardner was selected to serve as a director of the Company because of his strong executive management skills, his business acumen, and his experience as chief executive officer of another public company.

Vice President and Director

William J. Barrett, 78

Secretary of the Company since 2001, Director of the Company from 1996 to 1997, rejoined the Board of Directors in 2001; Director of Dawson Geophysical Company (formerly TGC Industries, Inc. (“TGC”)), a company engaged in the geophysical services industry since 1980, Secretary of TGC from 1986 to November 1997; President of W. J. Barrett Associates, Inc., a private merchant banking firm, since June 2009; President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc. (“Supreme”), a manufacturer of specialized truck bodies, from 1979 through September 2017 when Supreme was acquired by Wabash National Corporation. Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company’s business, history, and organization, as well as extensive leadership experience.

Secretary and Director

Edward L. Flynn, 83

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

Director

Wayne A. Whitener, 66

Director of the Company since 2009; Mr. Whitener has been Director of Dawson Geophysical Company (formerly TGC Industries, Inc. ), a company engaged in the geophysical services industry, since 1984; Executive Vice Chairman of Dawson since February 2015, President of Dawson from July 1986 until February 2015,; Chief Executive Officer of Dawson from 1999 until February 2015, Chief Operating Officer of Dawson from July 1986 to December 1998, Vice President of Dawson from 1983 to July 1986; and a Director of Wabash National Corporation (“Wabash”), formerly Supreme Industries, Inc., a manufacturer of specialized truck bodies from 2008 through September 2017. As the principal executive officer of another public company, Mr. Whitener provides valuable insight and guidance on the issues of corporate strategy and risk management.

Director

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company and who will continue to serve in such positions at the discretion of the Board of Directors.

Allen T. McInnes	80	Chairman, President, and Treasurer
Herbert M. Gardner	78	Vice President
William J. Barrett	78	Secretary
Ann C. W. Green	76	Chief Financial Officer and Assistant Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, par value $.10 per share (the “ Common Stock “), to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and 10% shareholders during the last fiscal year.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green, Chief Financial Officer	2017	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000
	2016	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)
Allen T. McInnes 106 West River Road, Rumson NJ 07760	Common	6,967,954	(5)	34.1%

Herbert M. Gardner 106 West River Road, Rumson NJ 07760	Common	4,944,387	(2)(5)	25.5%

William J. Barrett 210 Sundial Court, Vero Beach FL 32963	Common	7,552,405	(3)(5)	35.1%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	2,548,359	(4)(5)	14.4%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	122,738	(5)	0.8%

Ann C. W. Green 106 West River Road, Rumson NJ 07760	Common	1,095,775	(5)	6.7%

All directors & officers as a group (6 persons)	Common	23,231,618	(2)(3)(4)(5)	69.9%

____________

(1)

The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, based on number of shares outstanding plus the Common Stock underlying the warrants and Series A Convertible Preferred Stock.

(2)

Includes 721,590 shares of Common Stock (includes the Common Stock underlying warrants and Series A Preferred Stock) owned by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of these shares.

(3)

Includes 1,335,345 shares of Common Stock (includes the Common Stock underlying warrants and Series A Preferred Stock) owned by William J. Barrett’s wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

(4)

Includes 1,216,000 shares of Common Stock (includes the Common Stock underlying warrants and Series A Preferred Stock) owned by Edward L. Flynn’s wife. Mr. Flynn has disclaimed beneficial ownership of these shares.

(5)	Includes the Common Stock underlying warrants, Series A Preferred Stock, and vested stock options held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Series A Preferred Beneficially Owned	Number of Common Shares Underlying Warrants Beneficially Owned	Number of Common Shares Underlying Stock Options (4) Beneficially Owned

Allen T. McInnes	4,066,000	766,500	50,000
Herbert M. Gardner(1)	3,087,000	712,500	50,000
William J. Barrett(2)	5,682,000	245,500	50,000
Edward L. Flynn(3)	1,764000	334,000	50,000
Ann C. W. Green	620,000	118,500	50,000
Wayne A. Whitener	-	-	50,000
Total	15,219,000	2,177,000	300,000

_____________

(1)

Includes 465,000 and 89,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of the shares.

(2)

Includes 882,000 and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse. Mr. Barrett has disclaimed beneficial ownership of the shares.

(3)

Includes 882,000 shares and 167,000 shares of Common Stock underlying Series A Preferred Stock and warrants, respectively, held by the named person’s spouse. Mr. Flynn has disclaimed beneficial ownership of the shares.

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2017 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to ZBS Group LLP, which served as the Company’s independent registered public accounting firm since October 31, 2013.

	Fiscal year ended December 31,
	2017	2016
1. Audit fees	$17,800	$17,500
2. Audit-related fees	-	-
3. Tax fees	2,500	2,675
4. All other fees	-	-
Totals	$20,300	$20,175

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

16

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
_______________

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: March 13, 2018	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2018	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: March 13, 2018	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

Date: March 13, 2018	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Vice President and Director

Date: March 13, 2018	By:	/s/ William J. Barrett
William J. Barrett
Secretary and Director

Date: March 13, 2018	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 13, 2018	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chase Packaging Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chase Packaging Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ ZBS Group LLP

Plainview, NY

February 27, 2018

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$805,743	$864,323

TOTAL ASSETS	$805,743	$864,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,550	$10,487

TOTAL CURRENT LIABILITIES	9,550	10,487

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 36,562 and 33,238 shares issued and outstanding as of December 31, 2017 and 2016, liquidation preference of $3,656,200 and $3,323,800 as of December 31, 2017 and 2016	2,067,776	2,064,452
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 16,033,862 shares outstanding as of December 31, 2017 and 2016	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of December 31, 2017 and 2016	(49,759)	(49,759)
Additional paid-in capital	2,623,189	2,595,035
Accumulated deficit	(5,448,400)	(5,359,279)
TOTAL STOCKHOLDERS’ EQUITY	796,193	853,836

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$805,743	$864,323

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2017	2016

NET SALES	$-	$-

OPERRATING EXPENSES:
General and administrative expense	60,850	110,815

LOSS FROM OPERATIONS	(60,850)	(110,815)

OTHER INCOME (EXPENSE)
Warrants modification expense	(31,478)	-
Interest and other income	3,207	98

TOTAL OTHER INCOME (EXPENSE)	(28,271)	98

LOSS BEFORE INCOME TAXES	(89,121)	(110,717)

Provision for income taxes	-	-

NET LOSS	$(89,121)	(110,717)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at January 31, 2016	30,215	$2,061,429	16,033,862	$1,603,387	$2,598,058	$(5,248,562)	(497,587)	$(49,759)	$964,553

Preferred shares issued as dividend	3,023	3,023	-	-	(3,023)	-	-	-	-
Net loss for the year ended December 31, 2016	-	-	-	-	-	(110,717)	-	-	(110,717)

Balance at December 31, 2016	33,238	$2,064,452	16,033,862	$1,603,387	$2,595,035	$(5,359,279)	(497,587)	$(49,759)	$853,836

Preferred shares issued as dividend	3,324	3,324	-	-	(3,324)	-	-	-	-
Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2019					31,478				31,478
Net loss for the year ended December 31, 2017	-	-	-	-	-	(89,121)	-	-	(89,121)

Balance at December 31, 2017	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,448,400)	(497,587)	$(49,759)	$796,193

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,121)	$(110,717)

Adjustment to reconcile to net loss to net cash used in operating activities :
Warrants modification expense	31,478	-

Change in assets and liabilities:
Accounts payable and accrued expenses	(937)	1,570

Net cash used in operating activities	(58,580)	(109,147)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,580)	(109,147)

Cash and cash equivalents, at beginning of year	864,323	973,470

CASH AND CASH EQUIVALENTS, END OF YEAR	$805,743	$864,323

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$3,324	$3,023

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Intangibles, Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”). To simplify the subsequent measurement of goodwill, ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU No. 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU No. 2017-04 commencing in the first quarter of fiscal 2021. The Company does not believe this standard will have a material impact on its financial statements or the related footnote disclosures.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-15 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its financial statements or the related footnote disclosures.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2017, and 2016, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $649,583 and $864,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2017 and 2016, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 43,691,000 and 40,447,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the years ended December 31, 2017 and 2016 respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

No current provision for Federal income taxes was required for the years ended December 31, 2017 and 2016, due to the Company’s operating losses. At December 31, 2017 and 2016 the Company had unused net operating loss carry-forwards of approximately $1,243,000 and $1,154,000 which expire at various dates through 2032. Most of this amount is subject to annual limitations under certain provisions of the Internal Revenue Code related to “changes in ownership.”

As of December 31, 2017 and 2016, the deferred tax assets related to the aforementioned carry-forwards have been fully offset by valuation allowances, since it is more likely than not that significant utilization of such amounts will not occur in the foreseeable future.

	2017	2016
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$497,000	$462,000
Less valuation allowance	(497,000)	(462,000)
Net deferred tax assets	$-	$-

We file income tax returns in the U.S. Federal and Texas state jurisdictions. Tax years for fiscal 2008 through 2017 are open and potentially subject to examination by the New Jersey and Texas state taxing authority.

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

Warrants

2017 Extension of Warrant Terms

On August 24, 2017, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2019. The exercise price and all other terms of the original warrant agreement remain the same. The warrants modification expense of $31,478 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share, which was the contemporaneous private placement offering price. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	1.27%
Average expected life- years	2
Expected volatility	135.42%
Expected dividends	0%

As of December 31, 2017, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2019. As of December 31, 2017, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2019.

	2017		2016
	Number of warrants	Weighted average exercise price	Number of warrants	Weighted average exercise price
Balance at January 1	6,909,000	$0.15	6,909,000	$0.15
Issued during the year	-	$-	-	$-
Exercised during the year	-	$-	-	$-
Extended warrant terms	6,909,000	$0.15	6,909,000	$0.15
Expired during the year	(6,909,000)	$0.15	(6,909,000)	$0.15
Balance at December 31	6,909,000	$0.15	6,909,000	$0.15

As of December 31, 2017 and 2016, the average remaining contractual life of the outstanding warrants was 1.68 years and 0.68 year, respectively. The Warrants will expire on September 7, 2019.

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

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	300,000	$0.03	1.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at December 31, 2017	300,000	$0.03	0.48	$-
Exercisable at December 31, 2017	300,000	$0.03	0.48	$-

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

There were no transfers in or out of any level the year ended December 31, 2017 and 2016.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2017 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$649,583	$649,583	$649,583
Money Market Funds	156,160	156,160	156,160
Total Assets	$805,743	$805,743	$805,743	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2016	2016	Level 1	Level 2	Level 3
Assets:
Money Market Funds	$864,323	$864,323	$864,323	$—	$—

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

