Form 10-Q
period 2018-03-31
CHASE PACKAGING CORP
filed 2018-05-01
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2018
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$787,672	$805,743

TOTAL ASSETS	$787,672	$805,743

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,425	$9,550
TOTAL CURRENT LIABILITIES	3,425	9,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 36,562 shares issued and 36,562 shares outstanding as of March 31, 2018 and December 31, 2017; liquidation preference of $3,656,200 and $3,656,200 as of March 31, 2018 and December 31, 2017	2,067,776	2,067,776
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of March 31, 2018 and December 31, 2017	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of March 31, 2018 and December 31, 2017	(49,759)	(49,759)
Additional paid-in capital	2,623,189	2,623,189
Accumulated deficit	(5,460,346)	(5,448,400)
TOTAL STOCKHOLDERS’ EQUITY	784,247	796,193

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$787,672	$805,743

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2018	2017

NET SALES	$-	$-

EXPENSES:
General and administrative expense	13,474	13,774

LOSS FROM OPERATIONS	(13,474)	(13,774)

OTHER INCOME (EXPENSE)
Interest and other income	1,528	22
TOTAL OTHER INCOME (EXPENSE)	1,528	22

LOSS BEFORE INCOME TAXES	(11,946)	(13,752)

Provision for income taxes	-	-

NET LOSS	$(11,946)	$(13,752)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,946)	(13,752)
Adjustment to reconcile to net loss to net cash used in operating activities:

Change in assets and liabilities:
Accounts payable and accrued expenses	(6,125)	(9,689)

Net cash used in operating activities	(18,071)	(23,441)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(18,071)	(23,441)

Cash, at beginning of period	805,743	864,323

CASH, END OF PERIOD	$787,672	840,882

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2018

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2018, results of operations for the three months ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018 and 2017, as applicable, have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2018, and December 31, 2017, the Company had cash equivalents (United States Treasury Bills) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $498,975and $649,583 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At March 31, 2018, and December 31, 2017, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 43,771,000 and 40,447,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the three months ended March 31, 2018 and 2017 respectively, which, if included, would have an antidilutive effect.

NOTE 5 – INCOME TAXES:

In December 2017, the federal government enacted numerous amendments to the Internal Revenue Code of 1986 pursuant to an act known by the Tax Cuts and Jobs Act (the “TCJA”). The TCJA will impact the Company’s income tax expense (benefit) from continuing operations in future periods (approximate 25% effective combined Federal and State corporate tax rate). The Company has recorded a full valuation allowance on its net deferred tax assets and therefore any impact on the value of the company’s deferred tax assets will be offset by a change in the valuation allowance.

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 and 2016 annual effective tax rate is estimated to be a combined 35% for the U.S. federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2018 and December 31, 2017, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of March 31, 2018 and December 31, 2017, respectively, are as follows:

	March 31, 2018	December 31, 2017
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$314,000	$497,000
Less valuation allowance	(314,000)	(497,000)
Net deferred tax assets	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $1,255,000 at March 31, 2018, that is potentially available to offset future taxable income. The TCJA changes the rules on net operating loss carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2018 and December 31, 2017, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the 2017 Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the 2017 Tax Act was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the 2017 Tax Act upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the 2017 Tax Act. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the 2017 Tax Act, not to extend beyond one year from the date of enactment.

Due to the timing of the enactment and the complexity involved in applying the provisions of the 2017 Tax Act, we have made reasonable estimates for certain effects of the 2017 Tax Act and recorded provisional amounts in our financial statements as of December 31, 2017. As we collect and prepare necessary data and interpret the 2017 Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes tax rate in the period in which the adjustments are made. We expect to complete our accounting for the tax effects of the 2017 Tax Act in 2018.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Three months ended
	March 31,
	2018	2017
Tax benefits (expense) at statutory rate	25%	35%
Unrecognized tax benefits (expense) of current period tax losses	(25)%	(35)%
Effective tax rate	-	-

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

As of March 31, 2018, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2017	6,909,000	$0.15	1.68
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at March 31, 2018	6,909,000	$0.15	1.44
Exercisable at March 31, 2018	6,909,000	$0.15	1.44

As of March 31, 2018 and December 31, 2017, the average remaining contractual life of the outstanding warrants was 1.44 years and 1.68 year, respectively. The Warrants will expire on September 7, 2019.

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

NOTE 7 – DIVIDENDS:

On October 6, 2017, the Board of Directors declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for shareholders of record as of November 15, 2017, and such shareholders received the stock dividend for each share of Series A Preferred Stock owned on that date, payable December 1, 2017. As of October 31, 2017, the Company had 33,238 shares of Preferred Stock outstanding; the total dividend paid consisted of 3,324 shares of Series A Preferred Stock (which are convertible into 3,324,000 shares of Common Stock) with a fair value of $332,400 and a total of 11.9 fractional shares which will be accumulated until whole shares can be issued. As of March 31, 2018, the Company had 36,562 shares of Series A Preferred Stock outstanding.

NOTE 8 – STOCKHOLDERS’ EQUITY:

The Company's 2008 Stock Awards Plan was approved April 9, 2008 by the Board of Directors and ratified at the Company's annual meeting of stockholders held on June 3, 2008. The 2008 Plan became effective June 24, 2008 and will terminate on June 24, 2018. Subject to certain adjustments, the number of shares of Common Stock that may be issued pursuant to awards under the 2008 Plan is 2,000,000 shares. A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock. The 2008 Plan will be administered by a committee of the Board of Directors. Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan.

The following table summarizes all stock option activity under the plans:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	300,000	$0.03	0.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at March 31, 2018	300,000	$0.03	0.24	$-
Exercisable at March 31, 2018	300,000	$0.03	0.24	$-

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

There were no transfers in or out of any level during the three months ended March 31, 2018 and the year ended December 31, 2017.

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

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$498,975	$498,975	$498,975
Money Market Funds	288,697	288,697	288,697
Total Assets	$787,672	$787,672	$787,672	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$649,583	$649,583	$649,583
Money Market Funds	156,160	156,160	156,160
Total Assets	$805,743	$805,743	$805,743	$—	$—

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

Results of Operations

For the three months ended March 31, 2018 and 2017

Revenue

The Company had no operations and no revenue for the three months ended March 31, 2018 and 2017 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
Audit and accounting fees	5,025	5,300
Legal fees	-	1,285
Payroll	5,397	5,129
Other general and administrative expense	3,052	2,060
	$13,474	$13,774

Operating expenses consist mostly of audit and accounting fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2018 was mainly due to the decrease in legal fees relating to potential merger.

Loss from Operation

The Company incurred loss from operation of $13,474 and $13,774 for the three months ended March 31, 2018 and 2017, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017

Interest and other income	$1,528	$22
Other Income (Expense), net	$1,528	$22

On August 24, 2017, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2019. The exercise price and all other terms of the original warrant agreement remain the same. The warrants modification expense of $31,478 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share which were the contemporaneous private placement offering price. See Note 6 - Private Placement Offering of the financial statements.

Net Loss

The Company had a net loss of $11,946 for the three months ended March 31, 2018, compared with a net loss of $13,752 for the three months ended March 31, 2017. Net loss attributable to common stockholders was $11,946 for the three months ended March 31, 2018, compared to $13,752 for the three months ended March 31, 2017. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the three months ended March 31, 2018 and 2017 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At March 31, 2018 the Company had cash and cash equivalents of approximately $788,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(18,071)	$(23,441)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(18,071)	$(23,441)

Net cash of $(18,071) and $(23,441) were used in operations during the three months period ended March 31, 2018 and 2017, respectively.

The use of cash of $(18,071) used in operating activities for the three months ended March 31, 2018, principally resulted from our net loss of $11,946, as adjusted for changes in our working capital accounts of $6,125.

The use of cash of $(23,441) used in operating activities for the three months ended March 31, 2017, principally resulted from our net loss of $13,752, as adjusted for changes in our working capital accounts of $9,689.

No cash flows were used in or provided by investing activities during the three months ended March 31, 2018 and 2017.

No cash proceeds were used in or provided by financing activities during the three months ended March 31, 2018 and 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended March 31, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended March 31, 2018, filed on May 1, 2018, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: May 1, 2018	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: May 1, 2018	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

