Form 10-Q
period 2018-06-30
CHASE PACKAGING CORP
filed 2018-08-03
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2018
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$772,039	$805,743

TOTAL ASSETS	$772,039	$805,743

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$969	$9,550
TOTAL CURRENT LIABILITIES	969	9,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 36,562 shares issued and 36,562 shares outstanding as of June 30, 2018 and December 31, 2017; liquidation preference of $3,656,200 and $3,656,200 as of June 30, 2018 and December 31, 2017	2,067,776	2,067,776
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of June 30, 2018 and December 31, 2017	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of June 30, 2018 and December 31, 2017	(49,759)	(49,759)
Additional paid-in capital	2,623,189	2,623,189
Accumulated deficit	(5,473,523)	(5,448,400)
TOTAL STOCKHOLDERS’ EQUITY	771,070	796,193

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$772,039	$805,743

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Six Months Ended		For The Three Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	28,320	29,462	14,846	15,688

LOSS FROM OPERATIONS	(28,320)	(29,462)	(14,846)	(15,688)

OTHER INCOME (EXPENSE)
Interest and other income	3,197	42	1,669	20
TOTAL OTHER INCOME (EXPENSE)	3,197	42	1,669	20

LOSS BEFORE INCOME TAXES	(25,123)	(29,420)	(13,177)	(15,668)

Provision for income taxes	-	-	-	-

NET LOSS	$(25,123)	$(29,420)	$(13,177)	$(15,668)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,123)	(29,420)
Adjustment to reconcile to net loss to net cash used in operating activities:

Change in assets and liabilities:
Accounts payable and accrued expenses	(8,581)	(7,487)

Net cash used in operating activities	(33,704)	(36,907)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(33,704)	(36,907)

Cash, at beginning of period	805,743	864,323

CASH, END OF PERIOD	$772,039	827,416

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2018

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2018, results of operations for the six months and three months ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018 and 2017, as applicable, have been made. The results of operations for the six months and three months ended June 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of six months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2018, and December 31, 2017, the Company had cash and cash equivalents held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $149,827 and $649,583 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At June 30, 2018, and December 31, 2017, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 43,471,000 and 40,477,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the six months ended June 30, 2018 and 2017 respectively, which, if included, would have an antidilutive effect.

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

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 and 2016 annual effective tax rate is estimated to be a combined 35% for the U.S. federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of June 30, 2018 and December 31, 2017, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of June 30, 2018 and December 31, 2017, respectively, are as follows:

	June 30, 2018	December 31, 2017
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$317,000	$497,000
Less valuation allowance	(317,000)	(497,000)
Net deferred tax assets	$-	$-

We have a net operating loss carry-forward for federal and state tax purposes of approximately $1,268,000 at June 30, 2018, that is potentially available to offset future taxable income. The TCJA changes the rules on net operating loss carryforwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at June 30, 2018 and December 31, 2017, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carryforward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carryforwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

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

As of June 30, 2018, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2017	6,909,000	$0.15	1.68
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at June 30, 2018	6,909,000	$0.15	1.19
Exercisable at June 30, 2018	6,909,000	$0.15	1.19

As of June 30, 2018 and December 31, 2017, the average remaining contractual life of the outstanding warrants was 1.19 years and 1.68 year, respectively. The Warrants will expire on September 7, 2019.

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

The 2008 Stock Awards Plan expired Jun 24, 2018; the Board of directors has not adopted a new stock awards plan. The following table summarizes all stock option activity under the expired plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	300,000	$0.03	0.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(300,000)	-	-	-
Outstanding at June 30, 2018	-	$-	-	$-
Exercisable at June 30, 2018	-	$-	-	$-

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

There were no transfers in or out of any level during the six months ended June 30, 2018 and the year ended December 31, 2017.

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

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$149,827	$149,827	$149,827
Money Market Funds	622,212	622,212	622,212
Total Assets	$772,039	$772,039	$772,039	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$649,583	$649,583	$649,583
Money Market Funds	156,160	156,160	156,160
Total Assets	$805,743	$805,743	$805,743	$—	$—

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

Results of Operations

For the three months ended June 30, 2018 and 2017

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2018 and 2017 and its only income was from interest income and realized gains on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents the Company’s total operating expenses for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017
Legal and professional fees	5,663	8,100
Payroll	4,795	5,029
Other general and administrative expense	4,388	2,559
	$14,846	$15,688

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

Loss from Operation

The Company incurred loss from operation of $14,846 and $15,688 for the three months ended June 30, 2018 and 2017, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30,
	2018	2017

Interest income and realized gains	$1,669	$20
Other Income (Expense), net	$1,669	$20

Other income increased by $1,649 for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in other income was generated from interest and realized gains from the purchase of treasury bills.

Net Loss

The Company had a net loss of $13,177 for the three months ended June 30, 2018, compared with a net loss of $15,668 for the three months ended June 30, 2017. Net loss attributable to common stockholders was $13,177 for the three months ended June 30, 2018, compared to $15,668 for the three months ended June 30, 2017. Decreases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the three months ended June 30, 2018 and 2017 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six months ended June 30, 2018 and 2017

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2018 and 2017 and its only income was from interest income and realized gains on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017
Legal and professional fees	10,688	14,685
Payroll	10,192	10,158
Other general and administrative expense	7,440	4,619
	$28,320	$29,462

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

Loss from Operation

The Company incurred loss from operation of $28,320 and $29,462 for the six months ended June 30, 2018 and 2017, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the six months ended June 30, 2018 and 2017.

	Six Months Ended June 30,
	2018	2017

Interest income and realized gains	$3,197	$42
Other Income (Expense), net	$3,197	$42

Other income increased by $3,155 for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in other income was generated from the interest income and realized gains from purchase of treasury bills.

Net Loss

The Company had a net loss of $25,123 for the six months ended June 30, 2018, compared with a net loss of $29,420 for the six months ended June 30, 2017. Net loss attributable to common stockholders was $25,123 for the six months ended June 30, 2018, compared to $29,420 for the six months ended June 30, 2017. Decreases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the six months ended June 30, 2018 and 2017 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

Liquidity and Capital Resources

At June 30, 2018 the Company had cash and cash equivalents of approximately $772,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(33,704)	$(36,907)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(33,704)	$(36,907)

Net cash of $(33,704) and $(36,907) were used in operations during the six months period ended June 30, 2018 and 2017, respectively.

The use of cash of $(33,704) used in operating activities for the six months ended June 30, 2018, principally resulted from our net loss of $25,123, as adjusted for changes in our working capital accounts of $8,581.

The use of cash of $(36,907) used in operating activities for the six months ended June 30, 2017, principally resulted from our net loss of $29,420, as adjusted for changes in our working capital accounts of $7,487.

No cash flows were used in or provided by investing activities during the six months ended June 30, 2018 and 2017.

No cash proceeds were used in or provided by financing activities during the six months ended June 30, 2018 and 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended June 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended June 30, 2018, filed on August 3, 2018, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: August 3, 2018	By:	/s/ Allen T. McInnes
Allen T. McInnes
Chairman of the Board, President and Treasurer
(Principal Executive Officer)

Date: August 3, 2018	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

