Form 10-Q
period 2018-09-30
CHASE PACKAGING CORP
filed 2018-10-26
CIK 1025771

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-21609

CHASE PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Texas	93-1216127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

106 West River Road, Rumson, NJ 07760

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
Common Stock, par value $.10 per share	15,536,275 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$764,829	$805,743

TOTAL ASSETS	$764,829	$805,743

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,979	$9,550
TOTAL CURRENT LIABILITIES	3,979	9,550

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 36,562 shares issued and 36,562 shares outstanding as of September 30, 2018 and December 31, 2017; liquidation preference of $3,656,200 and $3,656,200 as of September 30, 2018 and December 31, 2017	2,067,776	2,067,776
Common stock, $.10 par value 200,000,000 shares authorized; 16,033,862 shares issued and 15,536,275 shares outstanding as of September 30, 2018 and December 31, 2017	1,603,387	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of September 30, 2018 and December 31, 2017	(49,759)	(49,759)
Additional paid-in capital	2,623,189	2,623,189
Accumulated deficit	(5,483,743)	(5,448,400)
TOTAL STOCKHOLDERS’ EQUITY	760,850	796,193

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$764,829	$805,743

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	41,773	42,673	13,453	13,211

LOSS FROM OPERATIONS	(41,773)	(42,673)	(13,453)	(13,211)

OTHER INCOME (EXPENSE)
Warrants modification expense	-	(27,707)	-	(27,707)
Interest and other income	6,430	1,561	3,233	1,519
TOTAL OTHER INCOME (EXPENSE)	6,430	(26,146)	3,233	(26,188)

LOSS BEFORE INCOME TAXES	(35,343)	(68,819)	(10,220)	(39,399)

Provision for income taxes		-		-

NET LOSS	$(35,343)	$(68,819)	$(10,220)	$(39,399)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,536,275	15,536,275	15,536,275	15,536,275

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,343)	(68,819)
Adjustment to reconcile to net loss to net cash used in operating activities:
Warrants modification expense	-	27,707

Change in assets and liabilities:
Accounts payable and accrued expenses	(5,571)	(7,487)

Net cash used in operating activities	(40,914)	(48,599)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(40,914)	(48,599)

Cash, at beginning of period	805,743	864,323

CASH, END OF PERIOD	$764,829	815,724

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2018

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2018, results of operations for the nine months and three months ended September 30, 2018 and 2017, and cash flows for the nine months ended September 30, 2018 and 2017, as applicable, have been made. The results of operations for the nine months and three months ended September 30, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 – NEW ACCOUNTING PRONOUNCEMENTS:

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

The new revenue standards may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company adopted the new revenue standards in its first quarter of 2018 utilizing the full retrospective transition method; the adoption of ASU 2016-10 has not had a material impact on the financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2018, and December 31, 2017, the Company had cash in insured accounts in the amount of $45,195 and $156,160, respectively, and cash equivalents (US treasury bills) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $719,634 and $649,583 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At September 30, 2018, and December 31, 2017, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 43,471,000 and 40,447,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the nine months ended September 30, 2018 and 2017 respectively, which, if included, would have an antidilutive effect.

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

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2017 and 2016 annual effective tax rate is estimated to be a combined 35% for the U.S. federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of September 30, 2018 and December 31, 2017, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of September 30, 2018 and December 31, 2017, respectively, are as follows:

	September 30, 2018	December 31, 2017
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$320,000	$497,000
Less valuation allowance	(320,000)	(497,000)
Net deferred tax assets	$-	$-

We have a net operating loss carry forward for federal and state tax purposes of approximately $1,278,000 at September 30, 2018, that is potentially available to offset future taxable income. The TCJA changes the rules on net operating loss carry forwards. The 20-year limitation was eliminated, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at September 30, 2018 and December 31, 2017, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

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

As of September 30, 2018, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2017	6,909,000	$0.15	1.68
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at September 30, 2018	6,909,000	$0.15	0.94
Exercisable at September 30, 2018	6,909,000	$0.15	0.94

As of September 30, 2018 and December 31, 2017, the average remaining contractual life of the outstanding warrants was 0.94 years and 1.68 year, respectively. The Warrants will expire on September 7, 2019.

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

The 2008 Stock Awards Plan expired Jun 24, 2018; the Board of directors has not adopted a new stock awards plan. The following table summarizes all stock option activity under the expired plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	300,000	$0.03	0.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(300,000)	-	-	-
Outstanding at September 30, 2018	-	$-	-	$-
Exercisable at September 30, 2018	-	$-	-	$-

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

There were no transfers in or out of any level during the nine months ended September 30, 2018 and the year ended December 31, 2017.

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

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$719,634	$719,634	$719,634
Money Market Funds	45,195	45,195	45,195
Total Assets	$764,829	$764,829	$764,829	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$649,583	$649,583	$649,583
Money Market Funds	156,160	156,160	156,160
Total Assets	$805,743	$805,743	$805,743	$—	$—

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

Results of Operations

For the three months ended September 30, 2018 and 2017

Revenue

The Company had no operations and no revenue for the three months ended September 30, 2018 and 2017 and its only income was from interest income and realized gains on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents the Company’s total operating expenses for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017

Legal and professional fees	5,000	5,673
Payroll	5,137	4,816
Other general and administrative expense	3,316	2,722
	$13,453	$13,211

Operating expenses consist mostly of audit and accounting fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. Total operating expenses for the three-months ended September 30, 2018, as compared to the three months ended September 30, 2017, were substantially the same amounts.

The Company incurred loss from operation of $13,453 and $13,211 for the three months ended September 30, 2018 and 2017, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended September 30, 2018 and 2017.

	Three Months Ended September 30,
	2018	2017

Warrants modification expense	$-	$(27,707)
Interest income and realized gains	3,233	1,519
Other Income (Expense), net	$3,233	$(26,188)

Income (Expense) decreased by $29,421 for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in other expense was related to the September 30, 2017. Warrant modification expense of $27,707 offset by the September 30, 2018 increase in realized gains.

Net Loss

The Company had a net loss of $10,220 for the three months ended September 30, 2018, compared with a net loss of $39,399 for the three months ended September 30, 2017. Net loss attributable to common stockholders was $10,220 for the three months ended September 30, 2018, compared to $39,399 for the three months ended September 30, 2017. Decreases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the three months ended September 30, 2018 and 2017 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine months ended September 30, 2018 and 2017

Revenue

The Company had no operations and no revenue for the nine months ended September 30, 2018 and 2017 and its only income was from interest income and realized gains on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017

Legal and professional fees	15,688	20,358
Payroll	15,329	14,974
Other general and administrative expense	10,756	7,341
	$41,773	$42,673

Operating expenses consist mostly of audit and accounting fees and legal fees. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. Total operating expenses for the nine-months ended September 30, 2018, as compared to the nine months ended September 30, 2017, were substantially the same amounts.

Loss from Operation

The Company incurred loss from operation of $41,773 and $42,673 for the nine months ended September 30, 2018 and 2017, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the nine months ended September 30, 2018 and 2017.

	Nine Months Ended September 30,
	2018	2017

Warrants modification expense	$-	$(27,707)
Interest income and realized gains	$6,430	$1,561
Other Income (Expense), net	$6,430	$(26,146)

Income (Expense) decreased by $32,576 for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease in other expense was related to the September 30, 2017. Warrant modification expense of $27,707 offset by September 30, 2018 increase in realized gains.

Net Loss

The Company had a net loss of $35,343 for the nine months ended September 30, 2018, compared with a net loss of $68,819 for the nine months ended September 30, 2017. Net loss attributable to common stockholders was $35,343 for the nine months ended September 30, 2018, compared to $68,819 for the nine months ended September 30, 2017. Decreases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the nine months ended September 30, 2018 and 2017 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

Liquidity and Capital Resources

At September 30, 2018 the Company had cash and cash equivalents of approximately $765,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(40,914)	$(48,599)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(40,914)	$(48,599)

Net cash of $(40,914) and $(48,599) were used in operations during the nine months period ended September 30, 2018 and 2017, respectively.

The use of cash of $(40,914) used in operating activities for the nine months ended September 30, 2018, principally resulted from our net loss of $(35,343), as adjusted for changes in our working capital accounts of $(5,571).

The use of cash of $(48,599) used in operating activities for the nine months ended September 30, 2017, principally resulted from our net loss of $(68,819), as adjusted for non-cash charges for warrants modification expense of $27,707, and changes in our working capital accounts of $(7,487).

No cash flows were used in or provided by investing activities during the nine months ended September 30, 2018 and 2017.

No cash proceeds were used in or provided by financing activities during the nine months ended September 30, 2018 and 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

During the quarter ended September 30, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended September 30, 2018, filed on October 26, 2018, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

 ________

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: October 26, 2018	By:	/s/ William J. Barrett
William J. Barrett
Lead Director
(Principal Executive Officer)

Date: October 26, 2018	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

