Form 10-K
period 2018-12-31
CHASE PACKAGING CORP
filed 2019-03-26
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $217,014 based upon 10,000,650 shares held by non-affiliates and the last reported sales price of $0.0217 per share on such date.

Number of shares of common stock outstanding as of March 11, 2019: 58,582,172

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2018

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “intends,” “estimates,” “predicts,” “potential,” “continues,” “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” or the negative of these terms or other comparable terminology, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include our capital needs and our ability to find a suitable merger partner wishing to go public or a suitable private company to acquire to create investment value for the Company. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Post-Liquidation Operations

Since 1999, the Board of Directors has devoted its efforts to establishing a new business or engaging in a merger or other reorganization transaction.

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

The Company is reporting that effective on December 31, 2018, the Company successfully completed a voluntary early conversion of its outstanding Series A 10% Convertible Preferred Stock to common stock. As a result, the Company no longer has any of the Preferred Stock outstanding.

The board of directors authorized the Company to offer to the preferred stock holders the opportunity to convert the preferred stock to common stock at the rate of $0.085, a 15% discount from the $0.10 stated conversion price. Each preferred stock holder accepted the offer, and 36,589 shares of preferred stock were converted to 43,045,897 shares of common stock, effective on December 31, 2018. The board of directors believes that this more simplified capital structure makes the Company a more attractive merger candidate, although there can be no assurances that any such transaction will be available or will occur or, if it were to be approved by the board of directors, that the stockholders of the Company would vote in favor of the transaction.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this item.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “CPKA.” American Stock Transfer and Trust Company has determined that there were approximately 229 holders of record on December 31, 2018. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 31, 2018 were $0.04 and $0.04, respectively, and the last trade was $0.04.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2018 and December 31, 2017 are displayed in the following table:

	2018 Market Price		2017 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.03	$0.02	$0.05	$0.02
June 30	$0.09	$0.02	$0.03	$0.02
September 30	$0.08	$0.03	$0.03	$0.02
December 31	$0.07	$0.02	$0.03	$0.02

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2018 and 2017

Revenue

The Company had no operations and no revenue for the years ended December 31, 2018 and 2017 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Audit and accounting fees	20,050	28,950
Legal fees	1,629	2,808
Payroll	20,361	20,128
Other general and administrative expense	11,827	8,964
	$53,867	$60,850

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in operating expenses in 2018 was mainly due to the decrease in audit and accounting fees and legal fees.

Loss from Operation

The Company incurred loss from operation of $53,867 and $60,850 for the year ended December 31, 2018 and 2017, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2018 and 2017.

	Year Ended December 31,
	2018	2017
Warrants modification expense	-	(31,478)
Interest and other income	10,276	3,207
Other Income (Expense), net	$10,276	$(28,271)

Income (Expense) increased by $38,547 for the year ended December 31, 2018 as compared to the years ended December 31, 2017. The increase in other expense was related to the increase in interest and other income for the year ended the December 31, 2018. There was no warrant modification expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Net Loss

The Company had a net loss of $43,591 for the year ended December 31, 2018, compared with a net loss of $89,121 for the year ended December 31, 2017. Net loss attributable to common stockholders was $305,095 for the year ended December 31, 2018, compared to $89,121 for the year ended December 31, 2017. Increases in net loss attributable to common stockholders were due primarily to the dividend paid to preferred stockholders of $261,504.

Losses per share for the years ended December 31, 2018 and 2017 were approximately $(0.02) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2018 the Company had cash and cash equivalents of approximately $756,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(49,872)	$(58,580)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(49,872)	$(58,580)

Net cash of $(49,872) and $(58,580) were used in operations during the year ended December 31, 2018 and 2017, respectively.

The use of cash of $(49,872) used in operating activities for the year ended December 31, 2018, principally resulted from our net loss of $(43,591), and changes in accounts payable and accrued expenses of $(6,281).

The use of cash of $(58,580) used in operating activities for the year ended December 31, 2017, principally resulted from our net loss of $(89,121), as adjusted for non-cash charges for warrants modification expense of $31,478, and changes in accounts payable and accrued expenses of $(937).

No cash flows were used in or provided by investing activities during the year ended December 31, 2018 and 2017.

No cash proceeds were used in or provided by financing activities during the year ended December 31, 2018 and 2017.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part II, Item 8, Notes to Financial Statements, Note 3: Significant Accounting Policies and Note 2: Recent Accounting Pronouncements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2018 and 2017 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Changes in Registrant’s Certifying Accountant

(a) Dismissal of Previous independent registered public accounting firm

Effective January 1, 2019, ZBS Group LLP (“ZBS”) resigned as the Company’s independent registered public accounting firm. Effective January 16, 2019, the Company engaged Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) (“Pinnacle”) as its principal independent public accountant. The decision to change accountants was recommended and approved by the Company’s Board of Directors.

ZBS’s reports on the Company’s financial statements as of and for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2017 and 2016, and through the subsequent interim period to December 31, 2018, there were: (i) no disagreements between the Company and ZBS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of ZBS, would have caused ZBS to make reference to the subject matter of the disagreement(s) in their report; and (ii) no “reportable events” (as such term is defined in Item 304(a)(1)(v)(A)-(D) of Regulation S-K).

The Company provided ZBS with a copy of the above disclosure prior to its filing with the Securities and Exchange Commission (the “SEC”) and requested that ZBS furnish the Company with a letter addressed to the SEC stating whether or not ZBS agrees with the above disclosure, and if not, stating the aspects with which ZBS does not agree. A copy of the letter provided by ZBS is attached to this Current Report on Form 8-K as Exhibit 16.1.

(b) New independent registered public accounting firm

On January 16, 2019, the Company, at the direction of the Audit Committee, engaged Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) as the Company’s independent registered public accounting firm. During the Company's two most recent fiscal years ended December 31, 2017 and 2016, and through the subsequent interim period to January 16, 2019, Pinnacle’s date of engagement, neither the Company nor anyone acting on its behalf consulted Pinnacle with respect to either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided by Pinnacle to the Company that Pinnacle concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2018 based on those criteria.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the year ended December 31, 2018, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Allen McInnes, former Chairman of the Board, died on August 11, 2018; Mr. McInnes has not been replaced on the Board of Directors.

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

William J. Barrett, 79

Secretary of the Company since 2001, Director of the Company from 1996 to 1997, rejoined the Board of Directors in 2001; Director of Dawson Geophysical Company (formerly TGC Industries, Inc. (“TGC”)), a company engaged in the geophysical services industry since 1980; Secretary of TGC from 1986 to November 1997; President of W. J. Barrett Associates, Inc., a private merchant banking firm, since June 2009; President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc. (“Supreme”), a manufacturer of specialized truck bodies, from 1979 through September 2017 when Supreme was acquired by Wabash National Corporation. Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company’s business, history, and organization, as well as extensive leadership experience.

Lead Director

Herbert M. Gardner, 79

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

Director

Edward L. Flynn, 84

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

Director

Wayne A. Whitener, 67

Director of the Company since 2009; Mr. Whitener has been Director of Dawson Geophysical Company (formerly TGC Industries, Inc. ), a company engaged in the geophysical services industry, since 1984; Executive Vice Chairman of Dawson since February 2015, President of Dawson from July 1986 until February 2015; Chief Executive Officer of Dawson from 1999 until February 2015, Chief Operating Officer of Dawson from July 1986 to December 1998, Vice President of Dawson from 1983 to July 1986; and a Director of Wabash National Corporation (“Wabash”), formerly Supreme Industries, Inc., a manufacturer of specialized truck bodies from 2008 through September 2017. As the principal executive officer of another public company, Mr. Whitener provides valuable insight and guidance on the issues of corporate strategy and risk management.

Director

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company and who will continue to serve in such positions at the discretion of the Board of Directors.

Ann C. W. Green	77	Principal Executive Officer, Chief Financial Officer and Assistant Secretary

Ms. Green has served as Chief Financial Officer and Assistant Secretary of the Company since 2001. She is Vice President of W. J. Barrett Associates, Inc., a private merchant banking firm. Ms. Green previously served for over 20 years as Assistant Secretary of each of Supreme Corporation, a specialized manufacturer of truck bodies, and Dawson Geophysical Company (formerly known as TGC Industries, Inc.), a company engaged in the geophysical services industry, and for 15 years as Assistant Vice President of Janney Montgomery Scott, LLC, an investment banking firm.

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

Committees

The Board of Directors has not established a separate audit committee within the meaning of the Exchange Act. Instead, the entire Board acts as the audit committee and will continue to do so for the foreseeable future. The Board of Directors has determined that William J. Barrett qualifies as an audit committee financial expert. He is not an independent director.

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

ITEM 11. EXECUTIVE COMPENSATION.

Commencing November 1, 2007, the Company’s Board of Directors agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. Board members are reimbursed for out-of-pocket expenses incurred in connection with Company business and development. There were no equity awards at fiscal year-end.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green, Chief Financial Officer	2018	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000
	2017	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)

Herbert M. Gardner 106 West River Road, Rumson NJ 07760	Common	5,442,683	(2)(5)	9.29%

William J. Barrett 210 Sundial Court, Vero Beach FL 32963	Common	8,554,524	(3)(5)	14.60%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	2,812,007	(4)(5)	4.80%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	72,738	(5)	0.12%

Ann C. W. Green 106 West River Road, Rumson NJ 07760	Common	1,157,541	(5)	1.98%

All directors & officers as a group (5 persons)	Common	18,039,493	(2)(3)(4)(5)	30.79%

____________

(1)

The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, based on number of shares outstanding plus the Common Stock underlying the warrants and Series A Convertible Preferred Stock.

(2)

Includes 804,826 shares of Common Stock (includes the Common Stock underlying warrants) owned by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of these shares.

(3)	Includes 1,492,169 shares of Common Stock (includes the Common Stock underlying warrants) owned by William J. Barrett’s wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

(4)	Includes 1,372,824 shares of Common Stock (includes the Common Stock underlying warrants) owned by Edward L. Flynn’s wife. Mr. Flynn has disclaimed beneficial ownership of these shares.

(5)	Includes the Common Stock underlying warrants held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Warrants Beneficially Owned

Herbert M. Gardner(1)	712,500
William J. Barrett(2)	245,500
Edward L. Flynn(3)	334,000
Ann C. W. Green	118,500
Wayne A. Whitener	0
Total	1,410,500

_____________

(1)	Includes 89,000 shares of Common Stock underlying warrants held by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of the shares.

(2)	Includes 167,000 shares of Common Stock underlying warrants held by the named person’s spouse. Mr. Barrett has disclaimed beneficial ownership of the shares.

(3)	Includes 167,000 shares of Common Stock underlying warrants, respectively, held by the named person’s spouse. Mr. Flynn has disclaimed beneficial ownership of the shares.

Depositories such as The Depository Trust Company (Cede & Company) as of February 25, 2019 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

EQUITY COMPENSATION PLANS

There are no equity compensation plans which have been approved by the Company’s stockholders.

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2018 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to ZBS Group LLP, which served as the Company’s independent registered public accounting firm since October 31, 2013.

	Fiscal year ended December 31,
	2018	2017
1. Audit fees	$9,000	$17,800
2. Audit-related fees	-	-
3. Tax fees	2,500	2,500
4. All other fees	-	-
Totals	$11,500	$20,300

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

CHASE PACKAGING CORPORATION

Date: March 26, 2019	By:	/s/ Ann C. W. Green
Ann C. W. Green
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2019	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

Date: March 26, 2019	By:	/s/ William J. Barrett
William J. Barrett
Lead Director

Date: March 26, 2019	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 26, 2019	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 26, 2019	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Chase Packaging Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chase Packaging Corporation (the Company) as of December 31, 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Chase Packaging Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chase Packaging Corporation (the “Company”) as of December 31, 2017, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2013.

/s/ ZBS Group LLP

Plainview, NY

February 27, 2018

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$755,871	$805,743

TOTAL ASSETS	$755,871	$805,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,269	$9,550

TOTAL CURRENT LIABILITIES	3,269	9,550

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 0 shares and 36,562 shares issued and outstanding as of December 31, 2018 and 2017, respectively; liquidation preference of $0 and $3,656,200 as of December 31, 2018 and December 31, 2017, respectively	-	2,067,776
Common stock, $.10 par value 200,000,000 shares authorized; 59,079,759 shares issued and 58,582,172 outstanding as of December 31, 2018; and 16,033,862 shares issued and 15,536,275 outstanding as of December 31, 2017	5,907,978	1,603,387
Treasury Stock, $.10 par value 497,587 shares as of December 31, 2018 and 2017	(49,759)	(49,759)
Additional paid-in capital	386,374	2,623,189
Accumulated deficit	(5,491,991)	(5,448,400)
TOTAL STOCKHOLDERS’ EQUITY	752,602	796,193

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$755,871	$805,743

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2018	2017

NET SALES	$-	$-

OPERRATING EXPENSES:
General and administrative expense	53,867	60,850

LOSS FROM OPERATIONS	(53,867)	(60,850)

OTHER INCOME (EXPENSE)
Warrants modification expense	-	(31,478)
Interest and other income	10,276	3,207

TOTAL OTHER INCOME (EXPENSE)	(10,276)	(28,271)

LOSS BEFORE INCOME TAXES	(43,591)	(89,121)

Provision for income taxes	-	-

NET LOSS	$(43,591)	(89,121)
Preferred stock dividend	(261,504)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(305,095)	(89,121)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	15,654,275	15,536,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at January 01, 2017	33,238	$2,064,452	16,033,862	$1,603,387	$2,595,035	$(5,359,279)	(497,587)	$(49,759)	$853,836

Preferred shares issued as dividend	3,324	3,324	-	-	(3,324)	-	-	-	-
Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2019	-	-	-	-	31,478	-	-	-	31,478
Net loss for the year ended December 31, 2017	-	-	-	-	-	(89,121)	-	-	(89,121)

Balance at December 31, 2017	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,448,400)	(497,587)	$(49,759)	$796,193

Preferred stock dividend paid by Common stock	27	27	6,456,882	261,504	(261,531)	-	-	-	-
Conversion of preferred stock to e 43,045,897 restricted Common stock	(36,589)	(2,067,803)	36,589,015	4,043,087	(1,975,284)	-	-	-	-
Net loss for the year ended December 31, 2018	-	-	-	-	-	(43,591)	-	-	(43,591)

Balance at December 31, 2018	-	$-	59,079,759	$5,907,978	$386,374	$(5,491,991)	(497,587)	$(49,759)	$752,602

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,591)	$(89,121)

Adjustment to reconcile to net loss to net cash used in operating activities:
Warrants modification expense	-	31,478

Change in assets and liabilities:
Accounts payable and accrued expenses	(6,281)	(937)

Net cash used in operating activities	(49,872)	(58,580)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,872)	(58,580)

Cash and cash equivalents, at beginning of year	805,743	864,323

CASH AND CASH EQUIVALENTS, END OF YEAR	$755,871	$805,743

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$261,504	$3,324
Conversion of preferred stock to common stock	$4,043,087	$-

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2018, and December 31, 2017, the Company had cash in insured accounts in the amount of $46,713 and $156,160, respectively, and cash equivalents (US treasury bills) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $709,158 and $649,583 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2018, and December 31, 2017, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 6,909,000 and 43,691,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the years ended December 31, 2018 and 2017 respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018, while also imposing a deemed repatriation tax on previously deferred foreign income. The Act also created a new minimum tax on certain future foreign earnings. The Act will impact the Company’s income tax expense (benefit) from continuing operations in future periods (approximate 25% effective combined federal and state corporate tax rate). The Company has recorded a full valuation allowance on its net deferred tax assets and therefore any impact on the value of the company’s deferred tax assets will be offset by a change in the valuation allowance.

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2018 and 2017 annual effective tax rate is estimated to be a combined 25%, respectively for the U.S. combined federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2018 and 2017, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of December 31, 2018 and 2017, respectively, are as follows:

	December 31, 2018	December 31, 2017
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$312,000	$310,750
Impact of rate changes on valuation allowance	-	186,250
Less valuation allowance	(312,000)	(497,000)
Net deferred tax assets	$-	$-

We have a net operating loss carry forward for federal and state tax purposes of approximately $1,249,000 at December 31, 2018, that is potentially available to offset future taxable income. The Company had approximately $38,000 in net operating losses expire in the current year. The Act changes the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2018 and 2017, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (SAB 118) which addresses income tax accounting implications of the 2017 Tax Act. The purpose of SAB 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the 2017 Tax Act was enacted. SAB 118 addresses situations where the accounting is incomplete for certain income tax effects of the 2017 Tax Act upon issuance of a company’s financial statements for the reporting period which include the enactment date. SAB 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the 2017 Tax Act. Additionally, SAB 118 allows for a measurement period to finalize the impacts of the 2017 Tax Act, not to extend beyond one year from the date of enactment. The Company has completed the accounting for the tax effects of the 2017 Tax Act in 2018. As a result, the amount of the deferred tax assets considered realizable was reduced 100% by a valuation allowance.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Year ended
	December 31,
	2018	2017
Tax benefits (expense) at statutory rate	25%	25%
Unrecognized tax benefits (expense) of current period tax losses	(25)%	(25)%
Effective tax rate	-	-

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

The Company’s tax returns for the years ended December 31, 2018, 2017, 2016 and 2015 are open for examination under Federal Statute of Limitations.

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

Warrants	$141,027
Redeemable and Convertible Preferred Stock	1,388,367
Common Stock	470,706
Total allocated gross proceeds:	$2,000,100

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

As of December 31, 2018, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2017	6,909,000	$0.15	1.68
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at December 31, 2018	6,909,000	$0.15	0.68
Exercisable at December 31, 2018	6,909,000	$0.15	0.68

As of December 31, 2018 and December 31, 2017, the average remaining contractual life of the outstanding warrants was 0.68 years and 1.68 year, respectively. The Warrants will expire on September 7, 2019.

Series A 10% Convertible Preferred Stock

On December 31, 2018, all 36,562 Series A 10% Convertible Preferred Stocks were converted to 43,045,897 restricted Common stock, including 6,456,882 restricted Common stock paid for preferred shares dividend of $261,504. As of December 31, 2018, there was no preferred stock outstanding.

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

At any time on or after August 2, 2011, the Holders of 66 2/3% or more of the Preferred Stock then outstanding could have requested liquidation of their Preferred Stock. In the event that, at the time of such requested liquidation, the Company’s cash funds (in excess of a $50,000 reserve fund) then available to effect such requested liquidation were inadequate for such purpose, then such requested liquidation should have taken place (on a rateable basis) only to the extent such excess cash funds were available for such purpose.

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

NOTE 7 - DIVIDENDS:

On December 31, 2018, all 36,562 Series A 10% Convertible Preferred Stocks were converted to 43,045,897 restricted Common stock, including 6,456,882 restricted Common stock paid for preferred shares dividend of $261,504.

On October 6, 2017, the Board of Directors declared a ten percent stock dividend on its outstanding Series A 10% Convertible Preferred Stock for shareholders of record as of November 15, 2017, and such shareholders received the stock dividend for each share of Series A Preferred Stock owned on that date, paid December 1, 2017. As of October 31, 2017, the Company had 33,238 shares of Preferred Stock outstanding; the total dividend paid consisted of 3,324 shares of Series A Preferred Stock (which were convertible into 3,324,000 shares of Common Stock) and a total of 11.9 fractional shares which will be accumulated until whole shares can be issued.

NOTE 8 - STOCKHOLDERS’ EQUITY:

The Company’s 2008 Stock Awards Plan was approved April 9, 2008 by the Board of Directors and ratified at the Company’s annual meeting of stockholders held on June 3, 2008. The 2008 Plan became effective June 24, 2008 and terminated on June 24, 2018. Subject to certain adjustments, the number of shares of Common Stock that could be issued pursuant to awards under the 2008 Plan was 2,000,000 shares. A maximum of 80,000 shares may be granted in any one year in any form to any one participant, of which a maximum of (i) 50,000 shares may be granted to a participant in the form of stock options and (ii) 30,000 shares may be granted to a participant in the form of Common Stock or restricted stock. The 2008 Plan was administered by a committee of the Board of Directors. Employees, including any employee who is also a director or an officer, consultants, and outside directors of the Company are eligible to participate in the 2008 Plan.

The 2008 Stock Awards Plan expired Jun 24, 2018; the Board of directors has not adopted a new stock awards plan. The following table summarizes all stock option activity under the expired plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	300,000	$0.03	0.48	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	(300,000)	-	-	-
Outstanding at December 31, 2018	-	$-	-	$-
Exercisable at December 31, 2018	-	$-	-	$-

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

There were no transfers in or out of any level during the year ended December 31, 2018 and the year ended December 31, 2017.

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

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$709,158	$709,158	$709,158
Money Market Funds	46,713	46,713	46,713
Total Assets	$755,871	$755,871	$755,871	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2017	2017	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$649,583	$649,583	$649,583
Money Market Funds	156,160	156,160	156,160
Total Assets	$805,743	$805,743	$805,743	$—	$—

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 11 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events through the date the financial statements have been issued and had determined that there are no subsequent events to disclose.

