Form 10-Q
period 2019-03-31
CHASE PACKAGING CORP
filed 2019-05-02
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, par value $.10 per share	60,682,172 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$741,093	$755,871

TOTAL ASSETS	$741,093	$755,871

LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$11,467	$3,269
TOTAL CURRENT LIABILITIES	11,467	3,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
PREFERRED STOCK, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 0 shares issued and 0 shares outstanding as of March 31, 2019 and December 31, 2018; liquidation preference of $0 and $0 as of March 31, 2019 and December 31, 2018	-	-
Common stock, $.10 par value 200,000,000 shares authorized; 59,079,759 shares issued and 58,582,172 outstanding as of March 31, 2019; and 59,079,759 shares issued and 58,582,172 outstanding as of December 31, 2018	5,907,978	5,907,978
Treasury Stock, $.10 par value 497,587 shares as of March 31, 2019 and December 31, 2018	(49,759)	(49,759)
Additional paid-in capital	386,374	386,374
Accumulated deficit	(5,514,967)	(5,491,991)
TOTAL STOCKHOLDERS’ EQUITY	729,626	752,602

TOTAL LIABILITIES, PREFERRED STOCK AND STOCKHOLDERS’ EQUITY	$741,093	$755,871

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2019	2018

NET SALES	$-	$-

EXPENSES:
General and administrative expense	25,106	13,474
LOSS FROM OPERATIONS	(25,106)	(13,474)

OTHER INCOME (EXPENSE)
Interest and other income	2,130	1,528
TOTAL OTHER INCOME (EXPENSE)	2,130	1,528

LOSS BEFORE INCOME TAXES	(22,976)	(11,946)

Provision for income taxes	-	-

NET LOSS	$(22,976)	$(11,946)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	58,582,172	15,536,275

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’S EQUITY

(UNAUDITED)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2017	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,448,400)	(497,587)	$(49,759)	$796,193
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(11,946)	-	-	(11,946)
Balance at March 31, 2018	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,460,346)	(497,587)	$(49,759)	$784,247

Balance at December 31, 2018	-	$-	59,079,759	$5,907,978	$386,374	$(5,491,991)	(497,587)	$(49,759)	$752,602

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(22,976)	-	-	(22,976)
Balance at March 31, 2019	-	$-	59,079,759	$5,907,978	$386,374	$(5,514,967)	(497,587)	$(49,759)	$729,626

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,976)	(11,946)
Adjustment to reconcile to net loss to net cash used in operating activities:

Change in assets and liabilities:
Accounts payable and accrued expenses	8,198	(6,125)

Net cash used in operating activities	(14,778)	(18,071)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(14,778)	(18,071)

Cash, at beginning of period	755,871	805,743

CASH, END OF PERIOD	$741,093	787,672

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

March 31, 2019

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2019, results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018, as applicable, have been made. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Pronouncements

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 will be effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements – To Be Adopted

Intangibles, Goodwill and Other — In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”). To simplify the subsequent measurement of goodwill, ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU No. 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU No. 2017-04 commencing in the first quarter of fiscal 2021. The Company does not believe this standard will have a material impact on its financial statements or the related footnote disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. Although this ASU has a significant impact to the Company’s fair value disclosures, no additional impact is expected to the Company’s condensed consolidated financial statements.

The Company does not believe that other standards, which have been issued but are not yet effective, will have a significant impact on its financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2019, and December 31, 2018, the Company had cash in insured accounts in the amount of $241,093 and $46,713, respectively, and cash equivalents (US treasury bills) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $709,158 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes”. There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At March 31, 2019, and December 31, 2018, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 6,909,000 and 6,909,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the three months ended March 31, 2019 and 2018 respectively, which, if included, would have an antidilutive effect.

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

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2019 and 2018 annual effective tax rate is estimated to be a combined 25%, respectively for the U.S. combined federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of March 31, 2019 and December 31, 2018, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31, 2019	December 31, 2018
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$318,000	$312,000
Less valuation allowance	(318,000)	(312,000)
Net deferred tax assets	$-	$-

We have a net operating loss carry forward for federal and state tax purposes of approximately $1,272,000 at March 31, 2019, that is potentially available to offset future taxable income. The Company had approximately $38,000 in net operating losses expire in the current year. The Act changes the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, utilization of net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at March 31, 2019 and December 31, 2018, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

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

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Three months ended
	March 31,
	2019	2018
Tax benefits (expense) at statutory rate	25%	25%
Unrecognized tax benefits (expense) of current period tax losses	(25)%	(25)%
Effective tax rate	-	-

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

As of March 31, 2019, warrants to purchase 6,909,000 shares were outstanding, having exercise prices at $0.15 and an expiration date of September 7, 2019.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2018	6,909,000	$0.15	0.68
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at March 31, 2019	6,909,000	$0.15	0.44
Exercisable at March 31, 2019	6,909,000	$0.15	0.44

As of March 31, 2019 and December 31, 2018, the average remaining contractual life of the outstanding warrants was 0.44 years and 0.68 year, respectively. The warrants will expire on September 7, 2019.

Series A 10% Convertible Preferred Stock

On December 31, 2018, all 36,562 Series A 10% Convertible Preferred Stocks were converted to 43,045,897 restricted Common stock, including 6,456,882 restricted Common stock paid for preferred shares dividend of $261,504. As of March 31, 2019, there was no preferred stock outstanding.

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

NOTE 7 – DIVIDENDS:

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

The 2008 Stock Awards Plan expired June 24, 2018; the Board of directors has not adopted a new stock awards plan. The following table summarizes all stock option activity under the expired plan:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	-	$-	-	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding at March 31, 2019	-	$-	-	$-
Exercisable at March 31, 2019	-	$-	-	$-

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

There were no transfers in or out of any level during the three months ended March 31, 2019 and the year ended December 31, 2018.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the year ended December 31, 2018 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$500,000	$500,000	$500,000
Money Market Funds	241,093	241,093	241,093
Total Assets	$741,093	$741,093	$741,093	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$709,158	$709,158	$709,158
Money Market Funds	46,713	46,713	46,713
Total Assets	$755,871	$755,871	$755,871	$—	$—

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 11 – SUBSEQUENT EVENTS:

Effective April 2, 2019, the Company’s Board of Directors appointed two new members of the Board, John A. Forbes and Mark C. Neilson.

Effective April 10, 2019, the Company’s Board of Directors approved the issuance of 300,000 shares of the Company’s common stock to each of the six (6) members of the Board of Directors and to the Company’s Principal Executive, Financial and Accounting Officer (a total of 2,100,000 shares in the aggregate) for 2019 services to the Company.

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

Results of Operations

For the three months ended March 31, 2019 and 2018

Revenue

The Company had no operations and no revenue for the three months ended March 31, 2019 and 2018 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Audit and accounting fees	16,664	5,025
Payroll	5,163	5,397
Other general and administrative expense	3,279	3,052
	$25,106	$13,474

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2019 was mainly due to the increase in legal and transfer agent fees.

Loss from Operation

The Company incurred loss from operation of $25,106 and $13,474 for the three months ended March 31, 2019 and 2018, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018

Interest and other income	$2,130	$1,528
Other Income (Expense), net	$2,130	$1,528

Income (Expense) increased by $602 for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in other income (expense) was related to the increase in interest and other income for the three months ended March 31, 2019

Net Loss

The Company had a net loss of $22,976 for the three months ended March 31, 2019, compared with a net loss of $11,946 for the three months ended March 31, 2018. Net loss attributable to common stockholders was $22,976 for the three months ended March 31, 2019, compared to $11,946 for the three months ended March 31, 2018. Increases in net loss attributable to common stockholders were due primarily to the increase of general and administrative expense.

Loss per share for the three months ended March 31, 2019 and 2018 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At March 31, 2019 the Company had cash and cash equivalents of approximately $741,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(14,778)	$(18,071)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(14,778)	$(18,071)

Net cash of $(14,778) and $(18,071) were used in operations during the three months period ended March 31, 2019 and 2018, respectively.

The use of cash of $(14,778) used in operating activities for the three months ended March 31, 2019, principally resulted from our net loss of $22,976, as adjusted for changes in our working capital accounts of $(8,198).

The use of cash of $(18,071) used in operating activities for the three months ended March 31, 2018, principally resulted from our net loss of $11,946, as adjusted for changes in our working capital accounts of $6,125.

No cash flows were used in or provided by investing activities during the three months ended March 31, 2019 and 2018.

No cash proceeds were used in or provided by financing activities during the three months ended March 31, 2019 and 2018.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part I, Note 2: New Accounting Policies Pronouncements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended March 31, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: May 2, 2019	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

