Form 10-Q
period 2019-06-30
CHASE PACKAGING CORP
filed 2019-08-13
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2019
Common Stock, par value $.10 per share	61,479,759 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$720,677	$755,871

TOTAL ASSETS	$720,677	$755,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$554	$3,269
TOTAL CURRENT LIABILITIES	554	3,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 0 shares issued and 0 shares outstanding as of June 30, 2019 and December 31, 2018; liquidation preference of $0 and $0 as of June 30, 2019 and December 31, 2018	-	-
Common stock, $.10 par value 200,000,000 shares authorized; 61,479,759 shares issued (including 2,400,000 shares held in escrow) and 58,582,172 outstanding as of June 30, 2019; and 59,079,759 shares issued and 58,582,172 outstanding as of December 31, 2018	6,147,978	5,907,978
Treasury Stock, $.10 par value 497,587 shares as of June 30, 2019 and December 31, 2018	(49,759)	(49,759)
Additional paid-in capital	146,374	386,374
Accumulated deficit	(5,524,470)	(5,491,991)
TOTAL STOCKHOLDERS’ EQUITY	720,123	752,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$720,677	$755,871

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	11,857	14,846	36,963	28,320

LOSS FROM OPERATIONS	(11,857)	(14,846)	(36,963)	(28,320)

OTHER INCOME (EXPENSE)
Interest and other income	2,354	1,669	4,484	3,197
TOTAL OTHER INCOME (EXPENSE)	2,354	1,669	4,484	3,197

LOSS BEFORE INCOME TAXES	(9,503)	(13,177)	(32,479)	(25,123)

Provision for income taxes	-	-	-	-

NET LOSS	$(9,503)	$(13,177)	$(32,479)	$(25,123)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	59,582,172	15,536,275	60,582,172	15,536,275

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’S EQUITY

(UNAUDITED)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2017	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,448,400)	(497,587)	$(49,759)	$796,193
Net loss for the three months ended March 31, 2018	-	-	-	-	-	(11,946)	-	-	(11,946)
Balance at March 31, 2018	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,460,346)	(497,587)	$(49,759)	$784,247

Net loss for the three months ended June 30, 2018	-	-	-	-	-	(13,177)	-	-	(13,177)
Balance at June 30, 2018	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,473,523)	(497,587)	$(49,759)	$771,070
Balance at December 31, 2018	-	$-	59,079,759	$5,907,978	$386,374	$(5,491,991)	(497,587)	$(49,759)	$752,602

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(22,976)	-	-	(22,976)
Balance at March 31, 2019	-	$-	59,079,759	$5,907,978	$386,374	$(5,514,967)	(497,587)	$(49,759)	$729,626

Shares held in escrow	-	-	2,400,000	240,000	(240,000)	-	-	-	-

Net loss for the three months ended June 30, 2019	-	-	-	-	-	(9,503)	-	-	(9,503)
Balance at June 30, 2019	-	$-	61,479,759	$6,147,978	$146,374	$(5,524,470)	(497,587)	$(49,759)	$720,123

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,479)	(25,123)
Adjustment to reconcile to net loss to net cash used in operating activities:
Change in assets and liabilities:
Accounts payable and accrued expenses	(2,715)	(8,581)

Net cash used in operating activities	(35,194)	(33,704)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(35,194)	(33,704)

Cash, beginning of period	755,871	805,743

CASH, END OF PERIOD	$720,677	772,039

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued and held in escrow	$240,000	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

June 30, 2019

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2019, results of operations for the six months and three months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018, as applicable, have been made. The results of operations for the six months and three months ended June 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Pronouncements

Leases — In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends existing lease accounting guidance and requires recognition of most lease arrangements on the balance sheet. The adoption of this standard will result in the Company recognizing a right-of-use asset representing its rights to use the underlying asset for the lease term with an offsetting lease liability. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2019 and December 31, 2018, the Company had cash in insured accounts in the amount of $220,677 and $46,713, respectively, and cash equivalents (US treasury bills) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $709,158 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At June 30, 2019 and December 31, 2018, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50.

ASC 505-50-30-11 further provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii.	The date at which the counterparty’s performance is complete.

We have elected to use the Black-Scholes-Merton pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant.

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

We have excluded 6,909,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the six months ended June 30, 2019 and 2018, which, if included, would have an antidilutive effect.

NOTE 5 – PRIVATE PLACEMENT OFFERING:

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

Average risk-free interest rate	1.27%
Average expected life-years	2
Expected volatility	135.42%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2018	6,909,000	$0.15	0.68
Granted	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at June 30, 2019	6,909,000	$0.15	0.19
Exercisable at June 30, 2019	6,909,000	$0.15	0.19

As of June 30, 2019 and December 31, 2018, the average remaining contractual life of the outstanding warrants was 0.19 years and 0.68 year, respectively. The warrants will expire on September 7, 2019.

On July 15, 2019, the warrants were modified to extend their maturity date to September 7, 2021. See NOTE 10 – SUBSEQUENT EVENTS

Series A 10% Convertible Preferred Stock

On December 31, 2018, all 36,562 Series A 10% Convertible Preferred Stocks were converted to 43,045,897 restricted Common stock, including 6,456,882 restricted Common stock paid for preferred shares dividend of $261,504. As of June 30, 2019, there was no preferred stock outstanding.

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

NOTE 6 – DIVIDENDS:

On December 31, 2018, all 36,562 Series A 10% Convertible Preferred Stocks were converted to 43,045,897 restricted Common stock, including 6,456,882 restricted Common stock paid for preferred shares dividend of $261,504.

NOTE 7 – STOCKHOLDERS’ EQUITY:

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

On April 11, 2019, the Board of Directors authorized the issuance of 300,000 shares each to 7 directors and to the CFO/Asst. Sect, valued at approximately $9,300 each based on the closing bid price as quoted on the OTC on April 22, 2019 at $0.03 per share, and on June 28, 2019 the Board of Directors authorized the issuance of 300,000 shares to Matthew W. Long, a newly appointed board member, valued at approximately $27,000 based on the closing bid price as quoted on the OTC on June 28, 2019 at $0.09 per share. The 2,400,000 shares, held in escrow, are for merger/acquisition services to be performed in 2019. The escrow is pending shareholder approval of an amendment to the Certificate of Incorporation reducing the par value of Common stock from $0.10 to $0.01.

NOTE 8 – FAIR VALUE MEASUREMENTS:

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

There were no transfers in or out of any level during the six months ended June 30, 2019 or 2018.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the six months ended June 30, 2019 or 2018 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$500,000	$500,000	$500,000	$—	$—
Money Market Funds	220,677	220,677	220,677	—	—
Total Assets	$720,677	$720,677	$720,677	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$709,158	$709,158	$709,158	$—	$—
Money Market Funds	46,713	46,713	46,713	—	—
Total Assets	$755,871	$755,871	$755,871	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 – SUBSEQENT EVENTS:

On July 15, 2019, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2021. The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued, and has determined there are no additional events that require disclosure in accordance with ASC 855 Subsequent Events.

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

Results of Operations

For the three months ended June 30, 2019 and 2018

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2019 and 2018 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018
Audit and accounting fees	$4,980	$5,663
Payroll expense	5,056	4,795
Other general and administrative expense	1,821	4,388
	$11,857	$14,846

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2019 was mainly due to the increase in audit and accounting fees and legal fees.

Loss from Operation

The Company incurred loss from operation of $11,857 and $14,846 for the three months ended June 30, 2019 and 2018, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30,
	2019	2018

Interest and other income	$2,354	$1,669
Other Income (Expense), net	$2,354	$1,669

Income (Expense) increased by $685 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase in other income (expense) was related to the increase in interest and other income for the three months ended June 30, 2019 as a result of an increase in our cash and cash equivalents.

Net Loss

The Company had a net loss of $9,503 for the three months ended June 30, 2019, compared with a net loss of $13,177 for the three months ended June 30, 2018. Net loss attributable to common stockholders was $9,503 for the three months ended June 30, 2019, compared to $13,177 for the three months ended June 30, 2018. Decreases in net loss attributable to common stockholders were due primarily to the decrease of general and administrative expense which was caused by the timing of when filing fee invoices were received.

Loss per share for the three months ended June 30, 2019 and 2018 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six months ended June 30, 2019 and 2018

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2019 and 2018 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Audit and accounting fees	$21,664	$10,688
Payroll expense	10,219	10,192
Other general and administrative expense	5,080	7,440
	$36,963	$28,320

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2019 was mainly due to the increase in stock-based compensation, audit and accounting fees and legal fees.

Loss from Operation

The Company incurred loss from operation of $36,963 and $28,320 for the six months ended June 30, 2019 and 2018, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
Interest and other income	$4,484	$3,197
Other Income (Expense), net	$4,484	$3,197

Income (Expense) increased by $1,287 for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase in other income (expense) was related to the increase in interest and other income for the six months ended June 30, 2019 as a result of an increase in our cash and cash equivalents.

Net Loss

The Company had a net loss of $32,479 for the six months ended June 30, 2019, compared with a net loss of $ 25,123 for the six months ended June 30, 2018. Net loss attributable to common stockholders was $32,479 for the six months ended June 30, 2019, compared to $ 25,123 for the six months ended June 30, 2018. Increases in net loss attributable to common stockholders were due primarily to the increase of professional fees related to audit and accounting expenses.

Loss per share for the six months ended June 30, 2019 and 2018 were approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2019 the Company had cash and cash equivalents of approximately $721,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(35,194)	$(33,704)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(35,194)	$(33,704)

Net cash of $(35,194) and $(33,704) were used in operations during the six months period ended June 30, 2019 and 2018, respectively.

The use of cash of $(35,194) used in operating activities for the six months ended June 30, 2019, principally resulted from our net loss of $32,479, as adjusted for changes in accounts payable and accrued expenses of $(2,715).

The use of cash of $(33,704) used in operating activities for the six months ended June 30, 2018, principally resulted from our net loss of $25,123, as adjusted for changes in accounts payable and accrued expenses of $(8,581).

No cash flows were used in or provided by investing activities during the six months ended June 30, 2019 and 2018.

No cash proceeds were used in or provided by financing activities during the six months ended June 30, 2019 and 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended June 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended June 30, 2019, filed on August 13, 2019, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: August 13, 2019	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

