Form 10-Q
period 2019-09-30
CHASE PACKAGING CORP
filed 2019-11-14
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2019
Common Stock, par value $0.10 per share	61,479,759 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$708,580	$755,871

TOTAL ASSETS	$708,580	$755,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$554	$3,269
TOTAL CURRENT LIABILITIES	554	3,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred Stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible Preferred stock; 50,000 shares authorized; 0 shares issued and 0 shares outstanding as of September 30, 2019 and December 31, 2018; liquidation preference of $0 and $0 as of September 30, 2019 and December 31, 2018	-	-
Common stock, $0.10 par value 200,000,000 shares authorized; 61,479,759 shares issued (including 2,400,000 shares held in escrow) and 58,582,172 outstanding as of September 30, 2019; and 59,079,759 shares issued and 58,582,172 outstanding as of December 31, 2018	6,147,978	5,907,978
Treasury Stock, $0.10 par value 497,587 shares as of September 30, 2019 and December 31, 2018	(49,759)	(49,759)
Additional paid-in capital	713,568	386,374
Accumulated deficit	(6,103,761)	(5,491,991)
TOTAL STOCKHOLDERS’ EQUITY	708,026	752,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$708,580	$755,871

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	14,891	13,453	51,854	41,773

LOSS FROM OPERATIONS	(14,891)	(13,453)	(51,854)	(41,773)

OTHER INCOME (EXPENSE)
Interest and other income	2,794	3,233	7,278	6,430
Warrants modification expense	(567,194)	-	(567,194)	-
TOTAL OTHER INCOME (EXPENSE)	(564,400)	3,233	(559,916)	6,430

LOSS BEFORE INCOME TAXES	(579,291)	(10,220)	(611,770)	(35,343)

Provision for income taxes	-	-	-	-

NET LOSS	$(579,291)	$(10,220)	$(611,770)	$(35,343)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	60,982,172	15,536,275	60,008,546	15,536,275

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’S EQUITY

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the nine months ended September 30, 2018
Balance at December 31, 2017	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,448,400)	(497,587)	$(49,759)	$796,193

Net loss for the three months ended March 31, 2018	-	-	-	-	-	(11,946)	-	-	(11,946)
Balance at March 31, 2018	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,460,346)	(497,587)	$(49,759)	$784,247

Net loss for the three months ended June 30, 2018	-	-	-	-	-	(13,177)	-	-	(13,177)
Balance at June 30, 2018	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,473,523)	(497,587)	$(49,759)	$771,070

Net loss for the three months ended September 30, 2018	-	-	-	-	-	(10,220)	-	-	(10,220)
Balance at September 30, 2018	36,562	$2,067,776	16,033,862	$1,603,387	$2,623,189	$(5,483,743)	(497,587)	$(49,759)	$760,850

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the nine months ended September 30, 2019
Balance at December 31, 2018	-	$-	59,079,759	$5,907,978	$386,374	$(5,491,991)	(497,587)	$(49,759)	$752,602

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(22,976)	-	-	(22,976)
Balance at March 31, 2019	-	$-	59,079,759	$5,907,978	$386,374	$(5,514,967)	(497,587)	$(49,759)	$729,626

Shares held in escrow	-	-	2,400,000	240,000	(240,000)	-	-	-	-
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(9,503)	-	-	(9,503)
Balance at June 30, 2019	-	$-	61,479,759	$6,147,978	$146,374	$(5,524,470)	(497,587)	$(49,759)	$720,123

Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2021	-	-	-	-	567,194	-	-	-	567,194
Net loss for the three months ended September 30, 2019	-	-	-	-	-	(579,291)	-	-	(579,291)
Balance at September 30, 2019	-	$-	61,479,759	$6,147,978	$713,568	$(6,103,761)	(497,587)	$(49,759)	$708,026

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(611,770)	(35,343)
Adjustment to reconcile to net loss to net cash used in operating activities:
Warrants modification expense	567,194	-
Change in assets and liabilities:
Accounts payable and accrued expenses	(2,715)	(5,571)

Net cash used in operating activities	(47,291)	(40,914)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET INCREASE (DECREASE) IN CASH	(47,291)	(40,914)

Cash, beginning of period	755,871	805,743

CASH, END OF PERIOD	$708,580	764,829

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-
SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued and held in escrow	$240,000	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

September 30, 2019

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2019, results of operations for the nine months and three months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018, as applicable, have been made. The results of operations for the nine months and three months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Compensation – Stock Compensation — In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU will be effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. Although this ASU has a significant impact to the Company’s fair value disclosures, no additional impact is expected to the Company’s condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2019 and December 31, 2018, the Company had cash in insured accounts in the amount of $208,580 and $46,713, respectively, and cash equivalents (US treasury bills) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $709,158 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At September 30, 2019 and December 31, 2018, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50. Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

The Company followed the accounting guidance in ASC 505-50-30-11, until January 1, 2019 which provides that an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and

ii.	The date at which the counterparty’s performance is complete.

Upon the adoption of ASU 2018-07, the Company measured the fair value of equity instruments for nonemployee based payment awards on the grant date.

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

We have excluded 6,909,000 common stock equivalents (preferred stock, warrants and stock options) from the calculation of diluted loss per share for the nine months ended September 30, 2019 and 2018, which, if included, would have an antidilutive effect.

NOTE 5 - WARRANTS AND PREFERRED STOCKS:

Warrants

2019 Extension of Warrant Terms

On July 9, 2019, 6,909,000 common share purchase warrants issued by the Company were modified to extend their maturity date to September 7, 2021. The exercise price and all other terms of the original warrant agreement remain the same. The warrants modification expense of $567,194 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date using a per share price of $0.15 per share, which was the contemporaneous private placement offering price. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	1.58%
Average expected life-years	2
Expected volatility	172.88%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2018	6,909,000	$0.15	0.68
Granted	-	-	-
Extended	6,909,000	0.15	2
Exercised	-	-	-
Forfeited/expired	(6,909,000)	0.15	-
Outstanding at September 30, 2019	6,909,000	$0.15	1.94
Exercisable at September 30, 2019	6,909,000	$0.15	1.94

As of September 30, 2019 and December 31, 2018, the average remaining contractual life of the outstanding warrants was 1.94 years and 0.68 year, respectively. The warrants will expire on September 7, 2021.

Series A 10% Convertible Preferred Stock

On December 31, 2018, all 36,562 Series A 10% Convertible Preferred Stocks were converted to 43,045,897 restricted Common stock, including 6,456,882 restricted Common stock paid for preferred shares dividend of $261,504. As of September 30, 2019, there was no preferred stock outstanding.

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

NOTE 6 - DIVIDENDS:

On December 31, 2018, all 36,562 Series A 10% Convertible Preferred Stocks were converted to 43,045,897 restricted Common stock, including 6,456,882 restricted Common stock paid for preferred shares dividend of $261,504.

NOTE 7 - STOCKHOLDERS’ EQUITY:

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

On April 11, 2019, the Board of Directors authorized the issuance of 300,000 shares each to 7 directors and to the CFO/Asst. Sect, valued at approximately $9,300 each based on the closing bid price as quoted on the OTC on April 22, 2019 at $0.03 per share, and on June 28, 2019 the Board of Directors authorized the issuance of 300,000 shares to Matthew W. Long, a newly appointed board member, valued at approximately $27,000 based on the closing bid price as quoted on the OTC on June 28, 2019 at $0.09 per share. The 2,400,000 shares, held in escrow, were recorded at par of $240,000 and are for merger/acquisition services to be performed in 2019. The escrow is pending shareholder approval of the change of state of incorporation to Delaware and the subsequent amendment to the Certificate of Incorporation reducing the par value of Common stock from $0.10 to $0.01.

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

There were no transfers in or out of any level during the nine months ended September 30, 2019 or 2018.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the nine months ended September 30, 2019 or 2018 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$500,000	$500,000	$500,000	$—	$—
Money Market Funds	208,580	208,580	208,580	—	—
Total Assets	$708,580	$708,580	$708,580	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$709,158	$709,158	$709,158	$—	$—
Money Market Funds	46,713	46,713	46,713	—	—
Total Assets	$755,871	$755,871	$755,871	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2019 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended September 30, 2019 and 2018

Revenue

The Company had no operations and no revenue for the three months ended September 30, 2019 and 2018 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
Audit and accounting fees	$4,432	$5,000
Payroll expense	6,662	5,137
Other general and administrative expense	3,797	3,316
	$14,891	$13,453

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2019 was mainly due to the increase in payroll and other general and administrative expenses.

Loss from Operation

The Company incurred loss from operation of $14,891 and $13,453 for the three months ended September 30, 2019 and 2018, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019	2018
Interest and other income	$2,794	$3,233
Warrants modification expense	(567,194)	-
Other Income (Expense), net	$(564,400)	$3,233

Other income (expense) decreased by $567,633 for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The decrease in other income (expense) was related to the increase in warrants modification expense for the three months ended September 30, 2019 as a result of extension of warrant terms for 2 years.

Net Loss

The Company had a net loss of $579,291 for the three months ended September 30, 2019, compared with a net loss of $10,220 for the three months ended September 30, 2018. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the three months ended September 30, 2019 and 2018 were approximately $(0.01) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine months ended September 30, 2019 and 2018

Revenue

The Company had no operations and no revenue for the nine months ended September 30, 2019 and 2018 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
Audit and accounting fees	$26,076	$15,688
Payroll expense	16,881	15,329
Other general and administrative expense	8,897	10,756
	$51,854	$41,773

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

Loss from Operation

The Company incurred loss from operation of $51,854 and $41,773 for the nine months ended September 30, 2019 and 2018, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018

Interest and other income	$7,278	$6,430
Warrants modification expense	(567,194)	-
Other Income (Expense), net	$(559,916)	$6,430

Other income (expense) decreased by $566,346 for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The decrease in other income (expense) was related to the increase in warrants modification expense for the nine months ended September 30, 2019 as a result of extension of warrant terms for 2 years.

Net Loss

The Company had a net loss of $611,770 for the nine months ended September 30, 2019, compared with a net loss of $35,343 for the nine months ended September 30, 2018. Increases in net loss attributable to common stockholders were due primarily to the abovementioned effect.

Loss per share for the nine months ended September 30, 2019 and 2018 were approximately $(0.01) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At September 30, 2019 the Company had cash and cash equivalents of approximately $708,580 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(47,291)	$(40,914)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(47,291)	$(40,914)

Net cash of $(47,291) and $(40,914) were used in operations during the nine months period ended September 30, 2019 and 2018, respectively.

The use of cash of $(47,291) used in operating activities for the nine months ended September 30, 2019, principally resulted from our net loss of $611,770, as adjusted for non-cash charges for warrants modification expense of $567,194, and changes in accounts payable and accrued expenses of $(2,715).

The use of cash of $(40,914) used in operating activities for the nine months ended September 30, 2018, principally resulted from our net loss of $35,343, as adjusted for changes in accounts payable and accrued expenses of $(5,571).

No cash flows were used in or provided by investing activities during the nine months ended September 30, 2019 and 2018.

No cash proceeds were used in or provided by financing activities during the nine months ended September 30, 2019 and 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended September 30, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

101*

Financial Statements from the quarterly report on Form 10-Q of Chase Packaging Corporation for the quarter ended September 30, 2019, filed on November 14, 2019, formatted in XBRL: (i) the Condensed Balance Sheets (Unaudited); (ii) the Condensed Statements of Operations (Unaudited); (iii) the Condensed Statements of Cash Flows (Unaudited); and (iv) the Notes to Interim Condensed Financial Statements (Unaudited).

_______

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: November 14, 2019	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

