Form 10-K
period 2019-12-31
CHASE PACKAGING CORP
filed 2020-03-27
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-21609

CHASE PACKAGING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-1216127
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 126, Rumson, NJ 07760

(Address of principal executive offices and zip code)

(732) 741.1500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2019 was approximately $3,766,624 based upon 41,851,379 shares held by non-affiliates and the last reported sales price of $0.09 per share on such date.

Number of shares of common stock outstanding as of March 23, 2020: 60,982,172

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

PART I

ITEM 1. BUSINESS.

General

The Company is a Delaware corporation which, prior to 1998, was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry. During 1997, the Company commenced an orderly liquidation of its assets (described below) which was completed in 1997. At present, management of the Company is seeking to secure a suitable merger partner wishing to go public or to acquire private companies to create investment value for the Company. For purposes of Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is considered a shell company.

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

The Company is reporting that effective on December 31, 2018, the Company successfully completed a voluntary early conversion of its outstanding Series A 10% Convertible Preferred Stock to common stock. As a result, the Company no longer has any of the Preferred Stock outstanding. .

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “CPKA.” American Stock Transfer and Trust Company has determined that there were approximately 229 holders of record on December 31, 2019. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 31, 2019 were $0.14 and $0.13, respectively, and the last trade was $0.13.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2019 and December 31, 2018 are displayed in the following table:

	2019 Market Price		2018 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.060	$0.030	$0.030	$0.015
June 30	$0.160	$0.045	$0.090	$0.040
September 30	$0.185	$0.090	$0.049	$0.030
December 31	$0.140	$0.130	$0.070	$0.038

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2019 and 2018

Revenue

The Company had no operations and no revenue for the years ended December 31, 2019 and 2018 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Audit and professional fees	50,814	21,679
Payroll	18,867	20,361
Other general and administrative expense	114,474	11,827
	$184,155	$53,867

Operating expenses consist of i) audit, accounting and legal fees, ii) payroll, and iii) other general and administrative expenses, including directors’ compensation of $92,100 paid in stock, transfer agent and EDGAR filer services and other service expenses directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in audit and professional fees in 2019 was mainly due to the increase in legal, audit, and accounting fees, and other general and administrative expenses including investment banking fees.

Loss from Operation

The Company incurred loss from operation of $184,155 and $53,867 for the years ended December 31, 2019 and 2018, respectively. ($92,100 in 2019 was payable in stock, a non-cash payment)

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2019 and 2018.

	Year Ended December 31,
	2019	2018
Warrant modification expense	(567,194)	-
Interest and other income	8,681	10,276

Other income (expense) decreased by $568,789 for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The decrease was caused by less interest income due to fewer investable funds and lower interest rates along with a one-time warrant modification expense of $567,194.

Net Loss

The Company had a net loss of $742,668 for the year ended December 31, 2019, compared with a net loss of $43,591 for the year ended December 31, 2018

Losses per share for the years ended December 31, 2019 and 2018 were $(0.01) and $(0.02) per share, respectively, based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Two major items classified as expenses had a significant impact on reported loss; both expenses were non-cash and had no effect on the Company’s cash position. Directors and the CFO received compensation paid in stock ($92,100); this and the warrant modification expense ($567,194) were treated as expenses with a corresponding increase in additional paid-in capital. See Note 7 in the footnotes to the accompanying financial statements.

Liquidity and Capital Resources

At December 31, 2019 the Company had cash and cash equivalents of approximately $679,147 consisting mostly of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(76,724)	$(49,872)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(76,724)	$(49,872)

Net cash of $(76,724) and $(49,872) were used in operations during the year ended December 31, 2019 and 2018, respectively.

The use of cash of $(76,724) used in operating activities for the year ended December 31, 2019, principally resulted from our net loss of $(742,668), as adjusted for non-cash charges for warrants modification expense of $567,194, stock based compensation of $92,100, and changes in accounts payable and accrued expenses of $6,650.

The use of cash of $(49,872) used in operating activities for the year ended December 31, 2018, principally resulted from our net loss of $(43,591), and changes in accounts payable and accrued expenses of $(6,281).

No cash flows were used in or provided by investing activities during the year ended December 31, 2019 and 2018.

No cash proceeds were used in or provided by financing activities during the year ended December 31, 2019 and 2018.

New Accounting Pronouncements

Refer to the discussion of recently adopted/issued accounting pronouncements under Part II, Item 8, Notes to Financial Statements, Note 3: Significant Accounting Policies.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2019 and 2018 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2019 based on those criteria.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the year ended December 31, 2019, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

William J. Barrett, 80

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

Herbert M. Gardner, 80

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

Director

Edward L. Flynn, 85

Director of the Company since 2007; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, from 1999 until February 2015; Owner of Flynn Meyer Company, a management company for the restaurant industry, since 1976; and Director and Treasurer of Citri-Lite Co., a soft drink company, since 1994. Mr. Flynn is an experienced leader of large organizations and brings to the Board strong executive management skills and experience serving on the boards of other public companies.

Director

John A. Forbes, 59

Joined the Board of Directors in 2019, a partner with Outcomes LLC and Full Sails LLC, two firms engaged in new product development and strategic business consulting, since June 2017. Previously, Mr. Forbes was the President of Utilimaster, a business unit of Spartan Motors USA, Inc., from July 2010 to June 2017. Mr. Forbes currently serves as the Chairman of Patrick Industries, Inc. Corporate Governance and Nominations Committee, and as a member of Patrick’s Audit Committee and Compensation Committee. Mr. Forbes has over 32 years of experience in serving various manufacturing industries and has extensive experience with operations management, acquisitions, strategic planning, risk management, and banking relations. He has been determined to be an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission (the "SEC").

Director

Matthew W. Long CPA, MBA, age 57

Joined the Board of Directors in 2019, served as Interim Chief Financial Officer for Spartan Motors, Inc. a publicly traded manufacturer of specialty vehicles until their Chief Financial Officer returned from medical leave at the end of 2018. Mr. Long served as a member of Board of Directors of Skyline Corporation serving on the Audit and Compensation Committees in 2017 and 2018 until the company was acquired in 2018. Mr. Long served as Chief Financial Officer, Treasurer, and Assistant Secretary of Supreme Industries, Inc. a publicly traded leading manufacturer of truck bodies and specialized commercial vehicles from April 2011 until the company was acquired in September 2017 where he played a critical role in improving the company’s profitability.

Director

Mark C. Neilson, 61

Joined the Board of Directors in 2019, Founder/Managing Partner of Accretive CFO Services of San Diego LLC and Accretive LLC (Indiana), a financial consulting services firm since December 2010; Director of Supreme Industries, Inc. from May 2003 to September 2017; Director of SmokerCraft, Inc., a manufacturer of pontoon and fishing boats, since December 2010; Director of Earthway Products, Inc., a manufacturer of fertilizer spreaders since December 2016; and Director of EVS, Ltd., a manufacturer of emergency vehicle safety seating products since 1999. Mr. Neilson qualifies as an “audit committee financial expert” under guidelines of the Securities and Exchange Commission

Director

Wayne A. Whitener, 68

Joined the Board of Directors in 2009. Mr. Whitener, was Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, from 1984 until retiring in 2019 ; Executive Vice Chairman of Dawson since February 2015 until retirement, President of Dawson from July 1986 until February 2015; and Chief Executive Officer of Dawson from 1999 until February 2015. As the principal executive officer of another public company, Mr. Whitener provides valuable insight and guidance on the issues of corporate strategy and risk management.

Director

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company and who will continue to serve in such positions at the discretion of the Board of Directors.

Ann C. W. Green	78	Principal Executive Officer, Chief Financial Officer and Assistant Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, par value $.00001 per share (the “ Common Stock “), to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and 10% shareholders during the last fiscal year.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green, Chief Financial Officer	2019	$17,000	-0-	9,300	-0-	-0-	-0-	-0-	$17,000
	2018	$17,000	-0-	-0-	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development. In 2019 the members of the Board of Directors and the CFO received common stock in lieu of cash for services rendered in 2019. See Note 7 in the footnotes to the accompanying financial statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)

William J. Barrett PO Box 126, Rumson, NJ 07760	Common	8,854,524	(2)(5)	14.52%

Herbert M. Gardner PO Box 126, Rumson, NJ 07760	Common	5,742,683	(3)(5)	9.42%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	3,112,007	(4)(5)	5.10%

John A. Forbes 51820 Waterford Green Dr., Granger, IN 46530	Common	401,800		0.66%

Matthew W. Long 25580 North Shore Dr., Elkhart, IN 46514	Common	300,000		0.49%

Mark C. Neilson 7140 Calabria Court #B, San Diego, CA 92122	Common	300,000		0.49%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	372,738	(5)	0.61%

Ann C. W. Green PO Box 126, Rumson, NJ 07760	Common	1,457,541	(5)	2.39%

All directors & officers as a group (5 persons)	Common	20,541,293	(2)(3)(4)(5)	33.68%

____________

(1)

The percentage calculations have been made in accordance with Rule 13d-3(d)(1) promulgated under the Securities Exchange Act of 1934, as amended, based on number of shares outstanding plus the Common Stock underlying the warrants.

(2)	Includes 1,492,169 shares of Common Stock (includes the Common Stock underlying warrants) owned by William J. Barrett’s wife. Mr. Barrett has disclaimed beneficial ownership of these shares.

(3)

Includes 804,826 shares of Common Stock (includes the Common Stock underlying warrants) owned by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of these shares.

(4)	Includes 1,372,824 shares of Common Stock (includes the Common Stock underlying warrants) owned by Edward L. Flynn’s wife. Mr. Flynn has disclaimed beneficial ownership of these shares.

(5)	Includes the Common Stock underlying warrants held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Warrants Beneficially Owned

William J. Barrett (1)	245,500
Herbert M. Gardner (2)	712,500
Edward L. Flynn (3)	334,000
John A. Forbes	-
Matthew W. Long	-
Mark C. Neilson	-
Wayne A. Whitener	-
Ann C. W. Green	118,500
Total	1,410,500

_____________

(1)	Includes 167,000 shares of Common Stock underlying warrants held by the named person’s spouse. Mr. Barrett has disclaimed beneficial ownership of the shares

(2)	Includes 89,000 shares of Common Stock underlying warrants held by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of the shares..

(3)	Includes 167,000 shares of Common Stock underlying warrants, respectively, held by the named person’s spouse. Mr. Flynn has disclaimed beneficial ownership of the shares.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence

The Common Stock is quoted on the over-the-counter market operated by Pink OTC Markets Inc., which does not impose any director independence requirements. Using the director independence requirements set forth in NASDAQ rule 5605(a)(2), the Company has five independent directors, Messrs. Edward L. Flynn, John A. Forbes, Matthew Long, Mark C. Neilson and Wayne A. Whitener.

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2019 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in the prior two fiscal years to Heaton & Company, PLLC (dba Pinnacle Accountancy Group of Utah), which served as the Company’s independent registered public accounting firm since January 2019 and to ZBS Group LLP which served as the Company’s independent registered public accounting firm from October 2013 through October 2018 .

	Fiscal year ended December 31,
	2019	2018
1. Audit fees	$12,000	$9,000
2. Audit-related fees	-	-
3. Tax fees	500	2,500
4. All other fees	-	-
Totals	$12,500	$11,500

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

17

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

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: March 27, 2020	By:	/s/ Ann C. W. Green
Ann C. W. Green
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2020	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

Date: March 27, 2020	By:	/s/ William J. Barrett
William J. Barrett
Lead Director

Date: March 27, 2020	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 27, 2020	By:	/s/ John A. Forbes
John A. Forbes
Director

Date: March 27, 2020	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 27, 2020	By:	/s/ Matthew W. Long
Matthew W. Long
Director

Date: March 27, 2020	By:	/s/ Mark C. Neilson
Mark C. Neilson
Director

Date: March 27, 2020	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Chase Packaging Corporation

Rumson, NJ 07760

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chase Packaging Corporation (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Heaton & Company, PLLC

Farmington, Utah

March 25, 2020

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$679,147	$755,871

TOTAL ASSETS	$679,147	$755,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,919	$3,269
TOTAL CURRENT LIABILITIES	9,919	3,269

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 61,479,759 shares issued and 60,982,172 outstanding as of December 31, 2019; and 59,079,759 shares issued and 58,582,172 outstanding as of December 31, 2018	615	591
Treasury stock, $0.00001 par value 497,587 shares as of December 31, 2019 and $0.10 par value as of December 31, 2018	(49,759)	(49,759)
Additional paid-in capital	6,953,031	6,293,761
Accumulated deficit	(6,234,659)	(5,491,991)
TOTAL STOCKHOLDERS’ EQUITY	669,228	752,602

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$679,147	$755,871

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2019	2018

NET SALES	$-	$-

OPERRATING EXPENSES:
General and administrative expense	184,155	53,867

LOSS FROM OPERATIONS	(184,155)	(53,867)

OTHER INCOME (EXPENSE)
Warrant modification expense	(567,194)	-
Interest and other income	8,681	10,276

TOTAL OTHER INCOME (EXPENSE)	(558,513)	(10,276)

LOSS BEFORE INCOME TAXES	(742,668)	(43,591)

Provision for income taxes	-	-

NET LOSS	$(742,668)	(43,591)
Preferred stock dividend	-	(261,504)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	(742,668)	(305,095)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	60,982,172	15,654,275

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2017	36,562	$2,067,776	16,033,862	$160	$4,226,416	$(5,448,400)	(497,587)	$(49,759)	$796,193

Preferred stock dividend paid by Common stock	27	27	6,456,882	26	(53)	-	-	-	-
Conversion of preferred stock to 43,045,897 restricted Common stock	(36,589)	(2,067,803)	36,589,015	405	2,067,398	-	-	-	-
Net loss for the year ended December 31, 2018	-	-	-	-	-	(43,591)	-	-	(43,591)

Balance at December 31, 2018	-	$-	59,079,759	$591	$6,293,761	$(5,491,991)	(497,587)	$(49,759)	$752,602

Stock based compensation expense			2,400,000	24	92,076				92,100
Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2021					567,194				567,194
Net loss for the year ended December 31, 2019	-	-	-	-	-	(742,668)	-	-	(742,668)

Balance at December 31, 2019	-	$-	61,479,759	$615	$6,953,031	$(6,234,659)	(497,587)	$(49,759)	$669,228

The accompanying notes are an integral part of these financial statements.

 CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742,668)	$(43,591)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant modification expense	567,194	-
Stock based compensation	92,100	-
Change in assets and liabilities:
Accounts payable and accrued expenses	6,650	(6,281)

Net cash used in operating activities	(76,724)	(49,872)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(76,724)	(49,872)

Cash and cash equivalents, at beginning of year	755,871	805,743

CASH AND CASH EQUIVALENTS, END OF YEAR	$679,147	$755,871

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Preferred stock issued as stock dividend	$-	$261,504
Conversion of preferred stock to common stock	$-	$4,043,087

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

NOTE 1 - BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Delaware Corporation, previously manufactured woven paper mesh for industrial applications, polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies. Management’s plans for the Company include securing a merger or acquisition, raising additional capital, and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

Recent Accounting Pronouncements – To Be Adopted

Intangibles, Goodwill and Other — In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”). To simplify the subsequent measurement of goodwill, ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU No. 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU No. 2017-04 commencing in the first quarter of fiscal 2020. The Company does not believe this standard will have a material impact on its financial statements or the related footnote disclosures.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2019 and 2018, the Company had cash in insured accounts in the amount of $179,147 and $46,713, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $709,158 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At December 31, 2019 and December 31, 2018, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 505-50. Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

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

We have excluded 6,909,000 common stock equivalents (warrants and stock options) from the calculation of diluted loss per share for the years ended December 31, 2019 and 2018, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	1.58%
Average expected life-years	2
Expected volatility	172.88%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2018	6,909,000	$0.15	0.68
Granted	-	-	-
Extended	6,909,000	0.15	2
Exercised	-	-	-
Forfeited/expired	(6,909,000)	0.15	-
Outstanding at December 31, 2019	6,909,000	$0.15	1.69
Exercisable at December 31, 2019	6,909,000	$0.15	1.69

As of December 31, 2019 and 2018, the average remaining contractual life of the outstanding warrants was 1.68 years and 0.68 year, respectively. The warrants will expire on September 7, 2021.

Series A 10% Convertible Preferred Stock

On December 31, 2018, all 36,562 Series A 10% Convertible Preferred Stocks were converted to 43,045,897 restricted Common stock, including 6,456,882 restricted Common stock paid for preferred shares dividend of $261,504. As of December 31, 2019, there was no preferred stock outstanding.

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

On March 12, 2019, the Board of Directors authorized the issuance of 300,000 shares each to 6 directors and to the CFO/Asst. Sect, valued at approximately $9,300 each based on the closing bid price as quoted on the OTC on March 12, 2019 at $0.031 per share, and on June 18, 2019 the Board of Directors authorized the issuance of 300,000 shares, to be issued June 28, 2019 to Matthew W. Long, a newly appointed board member. The shares issued to Mr. Long were valued at approximately $27,000 based on the closing bid price as quoted on the OTC on June 18, 2019 of $0.09 per share. The 2,400,000 restricted shares, were held in escrow, and are for merger/acquisition services to be performed in 2019. The shares were released from escrow upon shareholder approval at the December 6, 2019 Annual Meeting of the change of state of incorporation to Delaware and the subsequent amendment to the Certificate of Incorporation reducing the par value of Common stock from $0.10 to $0.00001.

The par value of the Company’s common stock has been adjusted retroactively in this filing.

NOTE 8 – RELATED PARTIES

In 2019 the members of the Board of Directors and the CFO received common stock in lieu of cash for services rendered in 2019. See Note 7 above.

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

There were no transfers in or out of any level during the years ended December 31, 2019 or 2018.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the years ended December 31, 2019 or 2018 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money Market Funds	179,147	179,147	179,147	—	—
Total Assets	$679,147	$679,147	$679,147	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2018	2018	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$709,158	$709,158	$709,158	$—	$—
Money Market Funds	46,713	46,713	46,713	—	—
Total Assets	$755,871	$755,871	$755,871	$—	$—

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2019 through the issuance date of these financial statements, and there are no events requiring disclosure.

