Form 10-Q
period 2020-06-30
CHASE PACKAGING CORP
filed 2020-08-05
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2020
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$627,427	$679,147

TOTAL ASSETS	$627,427	$679,147

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$554	$9,919
TOTAL CURRENT LIABILITIES	554	9,919

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of June 30, 2020 and 61,479,759 shares issued and 60,982,172 outstanding as of December 31, 2019	624	615
Treasury stock, $0.00001 par value 497,587 shares as of June 30, 2020 and December 31, 2019	(49,759)	(49,759)
Additional paid-in capital	7,043,022	6,953,031
Accumulated deficit	(6,367,014)	(6,234,659)
TOTAL STOCKHOLDERS’ EQUITY	626,873	669,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$627,427	$679,147

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	106,494	11,857	133,328	36,963

LOSS FROM OPERATIONS	(106,494)	(11,857)	(133,328)	(36,963)

OTHER INCOME (EXPENSE)
Interest and other income	16	2,354	973	4,484
TOTAL OTHER INCOME (EXPENSE)	16	2,354	973	4,484

LOSS BEFORE INCOME TAXES	(106,478)	(9,503)	(132,355)	(32,479)

Provision for income taxes	-	-	-	-

NET LOSS	$(106,478)	$(9,503)	$(132,355)	$(32,479)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,681,073	59,582,172	61,331,623	60,582,172

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the Six Months Ended June 30, 2019
Balance at December 31, 2018	-	$-	59,079,759	$590	$6,293,761	$(5,491,991)	(497,587)	$(49,759)	$752,602

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(22,976)	-	-	(22,976)
Balance at March 31, 2019	-	$-	59,079,759	$590	$6,293,761	$(5,514,967)	(497,587)	$(49,759)	$729,626

Shares held in escrow	-	-	2,400,000	24	(24)	-	-	-	-
Net loss for the three months ended June 30, 2019	-	-	-	-	-	(9,503)	-	-	(9,503)
Balance at June 30, 2019	-	$-	61,479,759	$6,147,978	$146,374	$(5,524,470)	(497,587)	$(49,759)	$720,123

For the Six Months Ended June 30, 2020
Balance at December 31, 2019	-	$-	61,479,759	$615	$6,293,737	$(6,234,659)	(497,587)	$(49,759)	$669,228

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(25,877)	-	-	(25,877)
Balance at March 31, 2020	-	$-	61,479,759	$615	$6,953,031	$(6,260,536)	(497,587)	$(49,759)	$643,351

Stock Based Compensation Expense	-	-	900,000	9	89,991	-	-	-	90,000
Net loss for the three months ended June 30, 2020	-	-	-	-	-	(106,478)	-	-	(106,478)
Balance at June 30, 2020	-	$-	62,379,759	$624	$7,043,022	$(6,367,014)	(497,587)	$(49,759)	$626,873

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,355)	(32,479)
Adjustment to reconcile to net loss to net cash used in operating activities:
Stock based compensation	90,000	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(9,365)	(2,715)

Net cash used in operating activities	(51,720)	(35,194)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(51,720)	(35,194)

Cash, beginning of period	679,147	755,871

CASH, END OF PERIOD	$627,427	720,677

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued and held in escrow	$-	$24

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2020, results of operations for the six months and three months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019, as applicable, have been made. The results of operations for the six months and three months ended June 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2020, and December 31, 2019, the Company had cash in insured accounts in the amount of $127,427 and $179,147, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $500,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” There was no impact on the Company’s financial position, results of operations, or cash flows as a result of implementing this guidance. At June 30, 2020 and December 31, 2019, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Accounting for Stock-Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore were accounted for under ASC 505-50 through December 31, 2018. Effective January 1, 2019, the Company adopted ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.

Upon the adoption of ASU 2018-07, the Company measured the fair value of equity instruments for non-employee based payment awards on the grant date.

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

We have excluded 6,909,000 and 6,909,000 common stock equivalents (warrants and stock options - Note 5) from the calculation of diluted loss per share for the six months ended June 30, 2020 and 2019, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	1.58%
Average expected life-years	2
Expected volatility	172.88%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2019	6,909,000	$0.15	1.69
Granted	-	-	-
Extended	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at June 30, 2020	6,909,000	$0.15	1.19
Exercisable at June 30, 2020	6,909,000	$0.15	1.19

As of June 30, 2020 and December 31, 2019, the average remaining contractual life of the outstanding warrants was 1.19 years and 1.69 year, respectively. The warrants will expire on September 7, 2021.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Series A 10% Convertible Preferred Stock. As of June 30, 2020 and December 31, 2019, there was no preferred stock outstanding.

NOTE 6 – EQUITY TRANSACTION:

On April 20, 2020, the Board of Directors authorized the issuance of 100,000 shares of restricted common stock each to 7 directors and to the CFO/Assistant Secretary, valued at approximately $10,000 ($80,000 total) each based on the closing bid price as quoted on the OTC on April 17, 2020 of $0.10 per share reflecting the last trade on April 8, 2020.

On April 23, 2020, the Board of Directors authorized a consulting fee to be paid to William R. Cast in the form of 100,000 shares of restricted common stock valued at approximately $10,000 based on the closing bid price as quoted on the OTC on April 22, 2020 of $0.10 per share reflecting the last trade on April 8, 2020.

NOTE 7 – FAIR VALUE MEASUREMENTS:

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

There were no transfers in or out of any level during the six months ended June 30, 2020 nor the year ended December 31, 2019.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the six months ended June 30, 2020 or the year ended December 31, 2019 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2020	2020	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	-	-
Money market funds	127,427	127,427	127,427	-	-
Total Assets	$627,427	$627,427	$627,427	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	-	-
Money market funds	179,147	179,147	179,147	-	-
Total Assets	$679,147	$679,147	$679,147	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 – SUBSEQUENT EVENTS:

The Company has evaluated events from June 30, 2020, through the date whereupon the financial statements were issued and has determined that there are no other material events that need to be disclosed except for those listed below:

Effective on August 5, 2020, the Company’s trading symbol is being changed to WHLT.

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

Company Overview

Chase Packaging Corporation, (the “Company) is a Delaware corporation which, prior to 1998, was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry. During 1997, the Company commenced an orderly liquidation of its assets (described below) which was completed in 1997. At present, management of the Company is seeking to secure a suitable merger partner wishing to go public or to acquire private companies to create investment value for the Company. Although the Company is not considered a BDC (Business Development Company) it may invest in startup and emerging growth companies to which its Board of Directors and others will apply significant management experience.For purposes of Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is considered a shell company.

Results of Operations

For the three months ended June 30, 2020 and 2019

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2020 and 2019, and its only income was from nominal interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019
Audit and accounting fees	9,140	4,980
Payroll	5,062	5,056
Other general and administrative expense	92,292	1,821
	$106,494	$11,857

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services, and a $90,000 stock-based, non-cash compensation expense. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses in 2020 was mainly due to the increase in stock-based compensation expense.

Loss from Operation

The Company incurred loss from operation of $106,494 and $11,857 for the three months ended June 30, 2020 and 2019, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020	2019

Interest and other income	$16	$2,354
Other Income (Expense), net	$16	$2,354

Income (Expense) decreased by $2,338 for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in other income (expense) was related to the decrease in interest and other income for the three months ended June 30, 2020

Net Loss

The Company had a net loss of $106,478 for the three months ended June 30, 2020, compared with a net loss of $9,503 for the three months ended June 30, 2019. Increase in net loss was due primarily to the increase in general and administrative expense due to a $90,000 stock-based, non-cash compensation expense.

Loss per share for the three months ended June 30, 2020 and 2019 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six months ended June 30, 2020 and 2019

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2020 and 2019, and its only income was from nominal interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2020 and 2019.

	Six months Ended June 30,
	2020	2019
Audit and accounting fees	25,784	21,664
Payroll	10,235	10,219
Other general and administrative expense	97,309	5,080
	$133,328	$36,963

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services (directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission) and stock-based compensation expense. The increase in operating expenses in 2020 was mainly due to an April 2020, $90,000 stock-based, non-cash compensation expense.

Loss from Operation

The Company incurred loss from operation of $133,328 and $36,963 for the six months ended June 30, 2020 and 2019, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the six months ended June 30, 2020 and 2019.

	Six months Ended June 30,
	2020	2019

Interest and other income	$973	$4,484
Other Income (Expense), net	$973	$4,484

Income (Expense) decreased by $3,511 for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in other income (expense) was related to the decrease in interest and other income for the six months ended June 30, 2020

Net Loss

The Company had a net loss of $132,355 for the six months ended June 30, 2020, compared with a net loss of $32,479 for the six months ended June 30, 2019. Increase in net loss was due primarily to the increase of general and administrative expense resulting from stock-based, non-cash compensation.

Loss per share for the six months ended June 30, 2020 and 2019 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2020, the Company had cash and cash equivalents of approximately $627,000 consisting mostly of money market funds and U.S. Treasury and government securities. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Six months Ended June 30,
	2020	2019
Net cash used in operating activities	$(51,720)	$(35,194)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(51,720)	$(35,194)

Net cash of $(51,720) and $(35,194) were used in operations during the six months period ended June 30, 2020 and 2019, respectively.

The use of cash of $(51,720) used in operating activities for the six months ended June 30, 2020, principally resulted from our net loss of $132,355, as adjusted for changes in our working capital accounts of $(9,365) and for the stock-based compensation of $90,000.

The use of cash of $(35,194) used in operating activities for the six months ended June 30, 2019, principally resulted from our net loss of $32,479, as adjusted for changes in our working capital accounts of $(2,715).

No cash flows were used in or provided by investing activities during the six months ended June 30, 2020 and 2019.

No cash proceeds were used in or provided by financing activities during the six months ended June 30, 2020 and 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended June 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.SCH	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: August 5, 2020	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

