Form 10-Q
period 2020-09-30
CHASE PACKAGING CORP
filed 2020-11-13
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2020
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$587,507	$679,147

TOTAL ASSETS	$587,507	$679,147

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$622	$9,919
TOTAL CURRENT LIABILITIES	622	9,919

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of September 30, 2020 and 61,479,759 shares issued and 60,982,172 outstanding as of December 31, 2019	624	615
Treasury stock, $0.00001 par value 497,587 shares as of September 30, 2020 and December 31, 2019	(49,759)	(49,759)
Additional paid-in capital	7,043,022	6,953,031
Accumulated deficit	(6,407,002)	(6,234,659)
TOTAL STOCKHOLDERS’ EQUITY	586,885	669,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$587,507	$679,147

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

NET SALES	$—	$—	$—	$—

EXPENSES:
General and administrative expense	40,006	14,891	173,334	51,854

LOSS FROM OPERATIONS	(40,006)	(14,891)	(173,334)	(51,854)

OTHER INCOME (EXPENSE)
Interest and other income	18	2,794	991	7,278
Warrants modification expense	—	(567,194)	—	(567,194)
TOTAL OTHER INCOME (EXPENSE)	18	(564,400)	991	(559,916)

LOSS BEFORE INCOME TAXES	(39,988)	(579,291)	(172,343)	(611,770)

Provision for income taxes	—	—	—	—

NET LOSS	$(39,988)	$(579,291)	$(172,343)	$(611,770)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,882,172	60,982,172	61,516,479	60,008,546

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

For the Nine Months Ended September 30, 2019
Balance at December 31, 2018	—	$—	59,079,759	$591	$6,293,761	$(5,491,991)	(497,587)	$(49,759)	$752,602

Net loss for the three months ended March 31, 2019	—	—	—	—	—	(22,976)	—	—	(22,976)
Balance at March 31, 2019	—	$—	59,079,759	$591	$6,293,761	$(5,514,967)	(497,587)	$(49,759)	$729,626

Shares held in escrow	—	—	2,400,000	24	(24)	—	—	—	—
Net loss for the three months ended June 30, 2019	—	—	—	—	—	(9,503)	—	—	(9,503)
Balance at June 30, 2019	—	$—	61,479,759	$615	$6,293,737	$(5,524,470)	(497,587)	$(49,759)	$720,123

Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2021	—	—	—	—	567,194	—	—	—	567,194
Net loss for the three months ended September 30, 2019	—	—	—	—	—	(579,291)	—	—	(579,291)
Balance at September 30, 2019	—	$—	61,479,759	$615	$6,860,931	$(6,103,761)	(497,587)	$(49,759)	$708,026

For the Nine Months Ended September 30, 2020
Balance at December 31, 2019	—	$—	61,479,759	$615	$6,953,031	$(6,234,659)	(497,587)	$(49,759)	$669,228

Net loss for the three months ended March 31, 2020	—	—	—	—	—	(25,877)	—	—	(25,877)
Balance at March 31, 2020	—	$—	61,479,759	$615	$6,953,031	$(6,260,536)	(497,587)	$(49,759)	$643,351

Stock Based Compensation	—	—	900,000	9	89,991	—	—	—	90,000
Net loss for the three months ended June 30, 2020	—	—	—	—	—	(106,478)	—	—	(106,478)
Balance at June 30, 2020	—	$—	62,379,759	$624	$7,043,022	$(6,367,014)	(497,587)	$(49,759)	$626.873

Net loss for the three months ended September 30, 2020	—	—	—	—	—	(39,988)	—	—	(39,988)
Balance at September 30, 2020	—	$—	62,379,759	$624	$7,043,022	$(6,407,002)	(497,587)	$(49,759)	$586.885

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(172,343)	(611,770)
Adjustment to reconcile to net loss to net cash used in operating activities:
Warrants modification expense	—	567,194
Stock based compensation	90,000	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(9,297)	(2,715)

Net cash used in operating activities	(91,640)	(47,291)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH	(91,640)	(47,291)

Cash, beginning of period	679,147	755,871

CASH, END OF PERIOD	$587,507	708,580

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

SCHEDULE OF NON-CASH INVESTING & FINANCING ACTIVITIES:
Shares issued and held in escrow	$—	$240,000

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION:

Chase Packaging Corporation (“the Company”), a Delaware Corporation, previously manufactured woven paper mesh for industrial applications and polypropylene mesh fabric bags for agricultural use, and distributed agricultural packaging manufactured by other companies. Management’s plans for the Company include securing a merger or acquisition, raising additional capital, and other strategies designed to optimize shareholder value. However, no assurance can be given that management will be successful in its efforts. The failure to achieve these plans will have a material adverse effect on the Company’s financial position, results of operations, and ability to continue as a going concern.

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2020, results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Pronouncements

Intangibles, Goodwill and Other — In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-04 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on its condensed financial statements and related footnote disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company adopted ASU 2018-13 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on the Company’s fair value disclosures in the Company’s condensed financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2020 and December 31, 2019, the Company had cash in insured accounts in the amount of $87,507 and $179,147, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $500,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At September 30, 2020 and December 31, 2019, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors in connection with its stock option plan is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 718 as amended by ASU 2018-07. As such, the grant date is the measurement of an award’s fair value.

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

We have excluded 6,909,000 and 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the nine months ended September 30, 2020 and 2019, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	1.58%
Average expected life-years	2
Expected volatility	172.88%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2019	6,909,000	$0.15	1.69
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at September 30, 2020	6,909,000	$0.15	0.94
Exercisable at September 30, 2020	6,909,000	$0.15	0.94

As of September 30, 2020 and December 31, 2019, the average remaining contractual life of the outstanding warrants was 0.94 years and 1.69 year, respectively. The warrants will expire on September 7, 2021.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Series A 10% Convertible Preferred Stock. As of September 30, 2020 and December 31, 2019, there was no preferred stock outstanding.

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

There were no transfers in or out of any level during the nine months ended September 30, 2020 or 2019.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the nine months ended September 30, 2020 or 2019 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2020	2020	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	87,507	87,507	87,507	—	—
Total Assets	$587,507	$587,507	$587,507	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	179,147	179,147	179,147	—	—
Total Assets	$679,147	$679,147	$679,147	$—	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward-looking. In particular, the statements herein regarding future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. The Company’s actual results may differ significantly from management’s expectations as a result of many factors.

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

Results of Operations

For the three months ended September 30, 2020 and 2019

Revenue

The Company had no operations and no revenue for the three months ended September 30, 2020 and 2019, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019
Audit, accounting and legal fees	30,815	4,432
Payroll	5,197	6,662
Other general and administrative expense	3,994	3,797
	$40,006	$14,891

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses for the three months ended September 30, 2020 was mainly due to the increase in legal and professional fees that were incurred with respect to a prospective transaction that, as of the date of this Report, the Company is not pursuing.

Loss from Operations

The Company incurred a loss from operations of $40,006 and $14,891 for the three months ended September 30, 2020 and 2019, respectively, due to the above factors.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020	2019

Interest and other income	$18	$2,794
Warrants modification expense	—	(567,194)
Other Income (Expense), net	$18	$(564,400)

Other expense decreased by $564,418 for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in other expense was related to the decrease in warrants modification expense for the three months ended September 30, 2019 as a result of extension of warrant terms for 2 years in 2019.

Net Loss

The Company had a net loss of $39,988 for the three months ended September 30, 2020, compared with a net loss of $579,291 for the three months ended September 30, 2019. Decrease in net loss was due primarily to the decrease in warrants modification expense.

Loss per share for the three months ended September 30, 2020 and 2019 was approximately $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine months ended September 30, 2020 and 2019

Revenue

The Company had no operations and no revenue for the nine months ended September 30, 2020 and 2019, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019
Audit, accounting and legal fees	56,600	26,076
Payroll	15,432	16,881
Stock based compensation expense	90,000	—
Other general and administrative expense	11,302	8,897
	$173,334	$51,854

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in operating expenses for the nine months ended September 30, 2020 was mainly due to the increase in stock-based compensation expense and to legal and professional fees that were incurred with respect to a prospective transaction that, as of the date of this Report, the Company is not pursuing.

Loss from Operations

The Company incurred a loss from operations of $173,334 and $51,854 for the nine months ended September 30, 2020 and 2019, respectively, due to the factors above.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
	2020	2019

Interest and other income	$991	$7,278
Warrants modification expense	-	(567,194)
Other Income (Expense), net	$991	$(559,916)

Other expense decreased by $560,907 for the nine months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in other expense was related to the decrease in warrants modification expense for the nine months ended September 30, 2019 as a result of extension of warrant terms for 2 years in 2019.

Net Loss

The Company had a net loss of $172,343 for the nine months ended September 30, 2020, compared with a net loss of $611,770 for the nine months ended September 30, 2019. Decrease in net loss was due primarily to the decrease in warrants modification expense.

Loss per share for the nine months ended September 30, 2020 and 2019 was approximately $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At September 30, 2020, the Company had cash and cash equivalents of approximately $588,000 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all financial statements years presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(91,640)	$(47,291)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(91,640)	$(47,291)

Net cash of $(91,640) and $(47,291) were used in operations during the nine months period ended September 30, 2020 and 2019, respectively.

The use of cash of $(91,640) used in operating activities for the nine months ended September 30, 2020, principally resulted from our net loss of $172,343, as adjusted for changes in our stock based compensation of $90,000, and changes in accounts payable and accrued expenses of $(9,297).

The use of cash of $(47,291) used in operating activities for the nine months ended September 30, 2019, principally resulted from our net loss of $611,770, as adjusted for non-cash charges for warrants modification expense of $567,194, and changes in accounts payable and accrued expenses of $(2,715).

No cash flows were used in or provided by investing activities during the nine months ended September 30, 2020 and 2019.

No cash proceeds were used in or provided by financing activities during the nine months ended September 30, 2020 and 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended September 30, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: November 10, 2020	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

