Form 10-K
period 2020-12-31
CHASE PACKAGING CORP
filed 2021-03-17
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2020 was approximately $3,766,624 based upon 41,851,379 shares held by non-affiliates and the last reported sales price of $0.09 per share on such date.

Number of shares of common stock outstanding as of March 1, 2021: 61,882,172

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2020

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

PART I

ITEM 1. BUSINESS.

General

The Company is a Delaware corporation which, prior to 1998, was engaged in the specialty packaging business, primarily as a supplier of packaging products to the agricultural industry. During 1997, the Company commenced an orderly liquidation of its assets which was completed in 1997. At present, management of the Company is seeking to secure a suitable merger partner wishing to go public or to acquire private companies to create investment value for the Company. For purposes of Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is considered a shell company.

History

The Company was established in July of 1993 as a wholly-owned subsidiary of Dawson Geophysical Company (“Dawson” and formerly known TGC Industries, Inc.). On July 30, 1993, the Company purchased certain assets of Union Camp Corporation’s packaging division for a purchase price of approximately $6.14 million. Effective July 21, 1997, the Company sold its operations and completed liquidation during 1997.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “WHLT.” American Stock Transfer and Trust Company has determined that there were approximately 240 holders of record on December 31, 2020. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 31, 2020 were $0.11 and $0.11, respectively, and the last trade was $0.11.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2020 and December 31, 2019 are displayed in the following table:

	2020 Market Price		2019 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.200	$0.100	$0.060	$0.030
June 30	$0.200	$0.100	$0.160	$0.045
September 30	$0.720	$0.150	$0.185	$0.090
December 31	$0.350	$0.100	$0.140	$0.130

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2020 and 2019

Revenue

The Company had no operations and no revenue for the years ended December 31, 2020 and 2019 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019
Audit and professional fees	68,000	50,814
Payroll	20,502	18,867
Stock based compensation	90,000	92,100
Other general and administrative expense	13,542	22,374
	$192,044	$184,155

Operating expenses consist of i) audit, accounting and legal fees, ii) payroll, and iii) other general and administrative expenses, including directors’ compensation of $90,000 paid in stock, transfer agent and EDGAR filer services and other service expenses directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The increase in audit and professional fees in 2020 was mainly due to the increase in legal, audit, and accounting fees, and other general and administrative expenses including investment banking fees.

Loss from Operation

The Company incurred a loss from operations of $192,044 and $184,155 for the years ended December 31, 2020 and 2019, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2020 and 2019.

	Year Ended December 31,
	2020	2019

Interest and other income	$1,010	$8,681
Warrant modification expense	-	(567,194)
	$1,010	$(558,513)

Other income (expense) increased by $559,523 for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was caused by no 2020 Warrant modification expenses and less interest income due to fewer investable funds and lower interest rates.

Net Loss

The Company had a net loss of $191,034 for the year ended December 31, 2020, compared with a net loss of $742,668 for the year ended December 31, 2019.

Losses per share for the years ended December 31, 2020 and 2019 were $(0.00) and $(0.01) per share, respectively, based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses may increase as the Company complies with its periodic reporting requirements and effects a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2020 the Company had cash and cash equivalents of approximately $570,671 consisting mostly of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(108,476)	$(76,724)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(108,476)	$(76,724)

Net cash of $108,476 and $76,724 were used in operations during the year ended December 31, 2020 and 2019, respectively.

The use of cash of $108,476 used in operating activities for the year ended December 31, 2020, principally resulted from our net loss of $191,034, as adjusted for non-cash charges for stock-based compensation of $90,000, and changes in accounts payable and accrued expenses of $(7,442).

The use of cash of $76,724 used in operating activities for the year ended December 31, 2019, principally resulted from our net loss of $742,668, as adjusted for non-cash charges for warrants modification expense of $567,194, stock-based compensation of $92,100, and changes in accounts payable and accrued expenses of $6,650.

No cash flows were used in or provided by investing activities during the years ended December 31, 2020 and 2019.

No cash proceeds were used in or provided by financing activities during the years ended December 31, 2020 and 2019.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2020 and 2019 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2020 based on those criteria.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the year ended December 31, 2020, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

William J. Barrett, 81

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

Herbert M. Gardner, 81

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

Edward L. Flynn, 86

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

John A. Forbes, 60

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

Matthew W. Long CPA, MBA, 59

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

Director

Mark C. Neilson, 62

Joined the Board of Directors in 2019, Founder/Managing Partner of Accretive CFO Services of San Diego LLC and Accretive LLC (Indiana), a financial consulting services firm since December 2010; Director of Supreme Industries, Inc. from May 2003 to September 2017; Director of SmokerCraft, Inc., a manufacturer of pontoon and fishing boats, since December 2010; Director of Earthway Products, Inc., a manufacturer of fertilizer spreaders since December 2016; Director of EVS, Ltd., a manufacturer of emergency vehicle safety seating products since 1999; and Director of PenChecks, Inc., a provider of retirement plan distribution services since July 2020. Mr. Neilson qualifies as an “audit committee financial expert” under guidelines of the Securities and Exchange Commission

Director

Wayne A. Whitener, 69

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

Ann C. W. Green	79	Principal Executive Officer, Chief Financial Officer and Assistant Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of the Company’s common stock, par value $.00001 per share (the “Common Stock“), to file with the SEC certain reports of beneficial ownership of Common Stock. Based solely on copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all applicable Section 16(a) filing requirements were complied with by its directors, officers, and 10% shareholders during the last fiscal year.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green, Chief Financial Officer	2020	$17,000	-0-	$10,000	-0-	-0-	-0-	-0-	$17,000
	2019	$17,000	-0-	$9,300	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development. In 2020 the members of the Board of Directors and the CFO received common stock in lieu of cash for services rendered in 2020. See Note 7 in the footnotes to the accompanying financial statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)

William J. Barrett PO Box 126, Rumson, NJ 07760	Common	8,954,524	(2)(5)	14.47%

Herbert M. Gardner PO Box 126, Rumson, NJ 07760	Common	5,842,683	(3)(5)	9.44%

Edward L. Flynn 7511 Myrtle Avenue Glendale, NY 11385	Common	3,212,007	(4)(5)	5.19%

John A. Forbes 51820 Waterford Green Dr., Granger, IN 46530	Common	501,800		0.81%

Matthew W. Long 25580 North Shore Dr., Elkhart, IN 46514	Common	400,000		0.65%

Mark C. Neilson 7140 Calabria Court #B, San Diego, CA 92122	Common	400,000		0.65%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	472,738	(5)	0.76%

Ann C. W. Green PO Box 126, Rumson, NJ 07760	Common	1,557,541	(5)	2.52%

All directors & officers as a group (5 persons)	Common	21,341,293	(2)(3)(4)(5)	34.49%

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

Depositories such as The Depository Trust Company (Cede & Company) as of February 5, 2021 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2020 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in the prior two fiscal years to Heaton & Company, PLLC (dba Pinnacle Accountancy Group of Utah), which has served as the Company’s independent registered public accounting firm since January 2019.

	Fiscal year ended December 31,
	2020	2019
1. Audit fees	$12,500	$12,000
2. Audit-related fees	-	-
3. Tax fees	500	500
4. All other fees	-	-
Totals	$13,000	$12,500

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

3.4	State of Delaware Certificate of Incorporation and State of Delaware Certificate of Correction

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

CHASE PACKAGING CORPORATION

Date: March 17, 2021	By:	/s/ Ann C. W. Green
Ann C. W. Green
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 17, 2021	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

Date: March 17, 2021	By:	/s/ William J. Barrett
William J. Barrett
Lead Director

Date: March 17, 2021	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 17, 2021	By:	/s/ John A. Forbes
John A. Forbes
Director

Date: March 17, 2021	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 17, 2021	By:	/s/ Matthew W. Long
Matthew W. Long
Director

Date: March 17, 2021	By:	/s/ Mark C. Neilson
Mark C. Neilson
Director

Date: March 17, 2021	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Chase Packaging Corporation

Rumson, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chase Packaging Corporation (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock Compensation

As described in Note 7 to the financial statements, the Company issued common stock and recorded stock compensation.  Management establishes their estimate for the value of the stock compensation using historical stock price information.

The principal considerations for our determination that performing procedures relating to stock compensation is a critical audit matter are due to the material impact it has on the financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, evaluating the reasonableness of the historical stock price information used by management to determine the stock compensation expense.

/s/ Heaton & Company, PLLC

We have served as the Company’s auditor since 2018.

Heaton & Company, PLLC

Farmington, Utah

March 17, 2021

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$570,671	$679,147

TOTAL ASSETS	$570,671	$679,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,477	$9,919
TOTAL CURRENT LIABILITIES	2,477	9,919

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of December 31, 2020; and 61,479,759 shares issued and 60,982,172 outstanding as of December 31, 2019	624	615
Treasury stock, $0.00001 par value 497,587 shares as of December 31, 2020 and $0.10 par value as of December 31, 2019	(49,759)	(49,759)
Additional paid-in capital	7,043,022	6,953,031
Accumulated deficit	(6,425,693)	(6,234,659)
TOTAL STOCKHOLDERS’ EQUITY	568,194	669,228

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$570,671	$679,147

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2020	2019

NET SALES	$-	$-

OPERRATING EXPENSES:
General and administrative expense	192,044	184,155

LOSS FROM OPERATIONS	(192,044)	(184,155)

OTHER INCOME (EXPENSE)
Warrant modification expense	-	(567,194)
Interest and other income	1,010	8,681

TOTAL OTHER INCOME (EXPENSE)	1,010	(558,513)

LOSS BEFORE INCOME TAXES	(191,034)	(742,668)

Provision for income taxes	-	-

NET LOSS	$(191,034)	$(742,668)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,608,402	60,982,172

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2018	-	$-	59,079,759	$591	$6,293,761	$(5,491,991)	(497,587)	$(49,759)	$752,602

Stock based compensation expense			2,400,000	24	92,076				92,100
Modification of warrants, expiration of 6,909,000 warrants extended to September 6, 2021					567,194				567,194
Net loss for the year ended December 31, 2019	-	-	-	-	-	(742,668)	-	-	(742,668)

Balance at December 31, 2019	-	$-	61,479,759	$615	$6,953,031	$(6,234,659)	(497,587)	$(49,759)	$669,228

Stock based compensation expense			900,000	9	89,991				90,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	(191,034)	-	-	(191,034)

Balance at December 31, 2020	-	$-	62,379,759	$624	$7,034,022	$(6,425,693)	(497,587)	$(49,759)	$568,194

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,034)	$(742,668)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant modification expense	-	567,194
Stock based compensation	90,000	92,100
Change in assets and liabilities:
Accounts payable and accrued expenses	7,442	6,650

Net cash used in operating activities	(108,476)	(76,724)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(108,476)	(76,724)

Cash and cash equivalents, at beginning of year	679,147	755,871

CASH AND CASH EQUIVALENTS, END OF YEAR	$570,671	$679,147

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Pronouncements

Intangibles, Goodwill and Other — In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-04 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on its financial statements and related footnote disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement — This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company adopted ASU 2018-13 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on the Company’s fair value disclosures in the Company’s financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2020 and 2019, the Company had cash in insured accounts in the amount of $70,671 and $179,147, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $500,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At December 31, 2020 and December 31, 2019, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 6,909,000 and 6,909,000 common stock equivalents (warrants - Note 6) from the calculation of diluted loss per share for the years ended December 31, 2020 and 2019, respectively, which, if included, would have an antidilutive effect.

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

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2020 and 2019 annual effective tax rate is estimated to be a combined 25%, respectively for the U.S. combined federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2020 and 2019, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of December 31, 2020 and 2019, respectively, are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$260,000	$249,400
Less valuation allowance	(260,000)	(249,400)
Net deferred tax assets	$-	$-

We have a net operating loss carry forward for federal and state tax purposes of approximately $1,202,000 and $1,154,000 as of December 31, 2020 and 2019, respectively, that is potentially available to offset future taxable income. The Company, had approximately $1,000 in net operating losses expire in the current year. The Act changes the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2020 and 2019, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Year ended
	December 31,
	2020	2019
Tax benefits (expense) at statutory rate	25%	25%
Unrecognized tax benefits (expense) of current period tax losses	(25)%	(25)%
Effective tax rate	-	-

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

The Company’s tax returns for the years ended December 31, 2020, 2019, 2018 and 2017 are open for examination under Federal Statute of Limitations.

NOTE 6 - WARRANTS AND PREFERRED STOCKS:

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

Average risk-free interest rate	1.58%
Average expected life-years	2
Expected volatility	172.88%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2019	6,909,000	$0.15	1.69
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at December 31, 2020	6,909,000	$0.15	0.68
Exercisable at December 31, 2020	6,909,000	$0.15	0.68

As of December 31, 2020 and 2019, the average remaining contractual life of the outstanding warrants was 0.68 years and 1.69 year, respectively. The warrants will expire on September 7, 2021.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Series A 10% Convertible Preferred Stock. As of December 31, 2020 and December 31, 2019, there was no preferred stock outstanding.

NOTE 7 – EQUITY TRANSACTION:

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

On April 20, 2020, the Board of Directors authorized the issuance of 100,000 shares of restricted common stock each to 7 directors and to the Chief Finance officer/ Secretary, valued at approximately $10,000 each based on the closing bid price as quoted on the OTC on April 17, 2020 of $0.10 per share reflecting the last trade on April 8, 2020.

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

There were no transfers in or out of any level during the years ended December 31, 2020 or 2019.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the years ended December 31, 2020 or 2019 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2020	2020	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	70,671	70,671	70,671	—	—
Total Assets	$570,671	$570,671	$570,671	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2019	2019	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	179,147	179,147	179,147	—	—
Total Assets	$679,147	$679,147	$679,147	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from December 31, 2020 through the issuance date of these financial statements, and there are no events requiring disclosure.

