Form 10-Q
period 2021-03-31
CHASE PACKAGING CORP
filed 2021-05-17
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2021
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$545,783	$570,671

TOTAL ASSETS	$545,783	$570,671

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,931	$2,477
TOTAL CURRENT LIABILITIES	1,931	2,477

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of March 31, 2021; and 62,379,759 shares issued and 61,882,172 outstanding as of December 31, 2020	624	624
Treasury stock, $0.00001 par value 497,587 shares as of March 31, 2021 and December 31, 2020	(49,759)	(49,759)
Additional paid-in capital	7,043,022	7,043,022
Accumulated deficit	(6,450,035)	(6,425,693)
TOTAL STOCKHOLDERS’ EQUITY	543,852	568,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$545,783	$570,671

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2021	2020

NET SALES	$-	$-

OPERATING EXPENSES:
General and administrative expense	24,364	26,834

LOSS FROM OPERATIONS	(24,364)	(26,834)

OTHER INCOME (EXPENSE)
Interest and other income	22	957

TOTAL OTHER INCOME (EXPENSE)	22	957

LOSS BEFORE INCOME TAXES	(24,342)	(25,877)

Provision for income taxes	-	-

NET LOSS	$(24,342)	$(25,877)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,882,172	60,982,172

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2019	-	$-	61,479,759	$615	$6,953,031	$(6,234,659)	(497,587)	$(49,759)	$669,228

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(25,877)	-	-	(25,877)
Balance at March 31, 2020	-	$-	61,479,759	$615	$6,953,031	$(6,260,536)	(497,587)	$(49,759)	$643,351

Balance at December 31, 2020	-	$-	62,379,759	$624	$7,043,022	$(6,425,693)	(497,587)	$(49,759)	$568,194

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(24,342)	-	-	(24,342)
Balance at March 31, 2021	-	$-	62,379,759	$624	$7,043,022	$(6,450,035)	(497,587)	$49,759)	$543,852

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,342)	(25,877)

Change in operating assets and liabilities:
Accounts payable and accrued expenses	(546)	(6,145)

Net cash used in operating activities	(24,888)	(32,022)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(24,888)	(32,022)

Cash, beginning of period	570,671	679,147

CASH, END OF PERIOD	$545,783	647,125

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021 AND DECEMBER 31, 2020

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

The interim condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The Interim Condensed Financial Statements should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2021, results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020, as applicable, have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2021, and December 31, 2020, the Company had cash in insured accounts in the amount of $45,783 and $70,671, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $500,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At March 31, 2021 and December 31, 2020, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 6,909,000 and 6,909,000 common stock equivalents (warrants - Note 6) from the calculation of diluted loss per share for the three months ended March 31, 2021 and 2020, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	1.58%
Average expected life-years	2
Expected volatility	172.88%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2020	6,909,000	$0.15	0.68
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at March 31, 2021	6,909,000	$0.15	0.44
Exercisable at March 31, 2021	6,909,000	$0.15	0.44

As of March 31, 2021 and December 31, 2020, the average remaining contractual life of the outstanding warrants was 0.44 years and 0.68 year, respectively. The warrants will expire on September 7, 2021.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Series A 10% Convertible Preferred Stock. As of March 31, 2021 and December 31, 2020, there was no preferred stock outstanding.

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

There were no transfers in or out of any level during the three months ended March 31, 2021 or 2020.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the three months ended March 31, 2021 or 2020 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2021	2021	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	45,783	45,783	45,783	—	—
Total Assets	$545,783	$545,783	$545,783	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2020	2020	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	70,671	70,671	70,671	—	—
Total Assets	$570,671	$570,671	$570,671	$—	$—

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 8 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from March 31, 2021 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended March 31, 2021 and 2020

Revenue

The Company had no operations and no revenue for the three months ended March 31, 2021 and 2020, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Audit, accounting and legal fees	12,942	16,644
Payroll	5,127	5,173
Other general and administrative expense	6,295	5,017
	$24,364	$26,834

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $24,364 and $26,834 for the three months ended March 31, 2021 and 2020, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020

Interest and other income	$22	$957
Other Income (Expense), net	$22	$957

Income (Expense) decreased by $935 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in other income (expense) was related to the decrease in interest and other income for the three months ended March 31, 2021.

Net Loss

The Company had a net loss of $24,342 for the three months ended March 31, 2021, compared with a net loss of $25,877 for the three months ended March 31, 2020. Decrease in net loss was due primarily to the decrease in audit, legal and accounting expenses.

Loss per share for the three months ended March 31, 2021 and 2020 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At March 31, 2021, the Company had cash and cash equivalents of approximately $545,783 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(24,888)	$(32,022)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(24,888)	$(32,022)

Net cash of $(24,888) and $(32,022) were used in operations during the three months period ended March 31, 2021 and 2020, respectively.

The use of cash of $(24,888) used in operating activities for the three months ended March 31, 2021, principally resulted from our net loss of $24,342, as adjusted for changes in our working capital accounts of $546.

The use of cash of $(32,022) used in operating activities for the three months ended March 31, 2020, principally resulted from our net loss of $25,877, as adjusted for changes in our working capital accounts of $6,145.

No cash flows were used in or provided by investing activities during the three months ended March 31, 2021 and 2020.

No cash flows were used in or provided by financing activities during the three months ended March 31, 2021 and 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended March 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: May 14, 2021	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

