Form 10-Q
period 2021-06-30
CHASE PACKAGING CORP
filed 2021-08-10
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2021
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$528,287	$570,671

TOTAL ASSETS	$528,287	$570,671

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$831	$2,477
TOTAL CURRENT LIABILITIES	831	2,477

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of June 30, 2021 and December 31, 2020	624	624
Treasury stock, $0.00001 par value 497,587 shares as of June 30, 2021 and December 31, 2020	(49,759)	(49,759)
Additional paid-in capital	7,043,022	7,043,022
Accumulated deficit	(6,466,431)	(6,425,693)
TOTAL STOCKHOLDERS’ EQUITY	527,456	568,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$528,287	$570,671

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	16,428	106,494	40,792	133,328

LOSS FROM OPERATIONS	(16,428)	(106,494)	(40,792)	(133,328)

OTHER INCOME
Interest and other income	32	16	54	973
TOTAL OTHER INCOME	32	16	54	973

LOSS BEFORE INCOME TAXES	(16,396)	(106,478)	(40,738)	(132,355)

Provision for income taxes	-	-	-	-

NET LOSS	$(16,396)	$(106,478)	$(40,738)	$(132,355)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,882,172	61,681,073	61,882,172	61,331,623

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

For the Three and Six Months Ended June 30, 2020
Balance at December 31, 2019	-	$-	61,479,759	$615	$6,953,031	$(6,234,659)	(497,587)	$(49,759)	$669,228

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(25,877)	-	-	(25,877)
Balance at March 31, 2020	-	$-	61,479,759	$615	$6,953,031	$(6,260,536)	(497,587)	$(49,759)	$643,351

Stock Based Compensation	-	-	900,000	9	89,991	-	-	-	90,000
Net loss for the three months ended June 30, 2020		-	-	-	-	(106,478)	-	-	(106,478)
Balance at June 30, 2020	-	$-	62,379,759	$624	$7,043,022	$(6,367,014)	(497,587)	$(49,759)	$626,873

For the Three and Six Months Ended June 30, 2021
Balance at December 31, 2020	-	$-	62,379,759	$624	$7,043,022	$(6,425,693)	(497,587)	$(49,759)	$568,194

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(24,342)	-	-	(24,342)
Balance at March 31, 2021	-	$-	62,379,759	$624	$7,043,022	$(6,450,035)	(497,587)	$(49,759)	$543,852

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(16,396)	-	-	(16,396)
Balance at June 30, 2021	-	$-	62,379,759	$624	$7,043,022	$(6,466,431)	(497,587)	$(49,759)	$527,456

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,738)	(132,355)
Adjustment to reconcile to net loss to net cash used in operating activities:
Stock based compensation	-	90,000
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(1,646)	(9,365)

Net cash used in operating activities	(42,384)	(51,720)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(42,384)	(51,720)

Cash, beginning of period	570,671	679,147

CASH, END OF PERIOD	$528,287	627,427

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021 AND DECEMBER 31, 2020

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2021, results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020, as applicable, have been made. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2021 and December 31, 2020, the Company had cash in insured accounts in the amount of $28,287 and $70,671, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $500,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At June 30, 2021 and December 31, 2020, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Accounting for Stock Based Compensation

The stock-based compensation expense incurred by the Company for employees and directors is based on the employee model of ASC 718, and the fair market value of the options is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 718 as amended by ASU 2018-07. As such, the grant date is the measurement date of an award’s fair value.

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

We have excluded 6,909,000 and 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the three and six months ended June 30, 2021 and 2020, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	1.58%
Average expected life-years	2
Expected volatility	172.88%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2020	6,909,000	$0.15	0.68
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at June 30, 2021	6,909,000	$0.15	0.19
Exercisable at June 30, 2021	6,909,000	$0.15	0.19

As of June 30, 2021 and December 31, 2020, the average remaining contractual life of the outstanding warrants was 0.19 years and 0.68 year, respectively. The warrants will expire on September 7, 2021.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Series A 10% Convertible Preferred Stock. As of June 30, 2021 and December 31, 2020, there was no preferred stock outstanding.

NOTE 6 - FAIR VALUE MEASUREMENTS:

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

There were no transfers in or out of any level during the six months ended June 30, 2021 or 2020.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the six months ended June 30, 2021 or 2020 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2021	2021	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	28,287	28,287	28,287	—	—
Total Assets	$528,287	$528,287	$528,287	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2020	2020	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	70,671	70,671	70,671	—	—
Total Assets	$570,671	$570,671	$570,671	$—	$—

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 8 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from June 30, 2021 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended June 30, 2021 and 2020

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2021 and 2020, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020
Audit, accounting and legal fees	9,181	9,140
Payroll	5,160	5,062
Other general and administrative expense	2,087	92,292
	$16,428	$106,494

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $16,428 and $106,494 for the three months ended June 30, 2021 and 2020, respectively.

Other Income

The following table presents our total Other Income for the three months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021	2020

Interest and other income	$32	$16
Other Income	$32	$16

Other income increased by $16 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in other income was related to the increase in interest and other income for the three months ended June 30, 2021.

Net Loss

The Company had a net loss of $16,396 for the three months ended June 30, 2021, compared with a net loss of $106,478 for the three months ended June 30, 2020. Decrease in net loss was due primarily to the decrease in stock-based compensation of $90,000.

Loss per share for the three months ended June 30, 2021 and 2020 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six months ended June 30, 2021 and 2020

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2021 and 2020, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020
Audit, accounting and legal fees	22,123	25,784
Payroll	10,287	10,235
Other general and administrative expense	8,382	97,309
	$40,792	$133,328

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $40,792 and $133,328 for the six months ended June 30, 2021 and 2020, respectively.

Other Income

The following table presents our total Other Income for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
	2021	2020

Interest and other income	$54	$973
Other Income	$54	$973

Other income decreased by $919 for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease in other income was related to the decrease in interest and other income for the six months ended June 30, 2021.

Net Loss

The Company had a net loss of $40,738 for the six months ended June 30, 2021, compared with a net loss of $132,355 for the six months ended June 30, 2020. Decrease in net loss was due primarily to the decrease in stock-based compensation of $90,000.

Loss per share for the six months ended June 30, 2021 and 2020 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2021, the Company had cash and cash equivalents of approximately $528,287 consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(42,384)	$(51,720)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(42,384)	$(51,720)

Net cash of $(42,384) and $(51,720) were used in operations during the six months period ended June 30, 2021 and 2020, respectively.

The use of cash of $(42,384) used in operating activities for the six months ended June 30, 2021, principally resulted from our net loss of $40,738, as adjusted for changes in our working capital accounts of $(1,646).

The use of cash of $(51,720) used in operating activities for the six months ended June 30, 2020, principally resulted from our net loss of $132,355, as adjusted for changes in our working capital accounts of $(9,365) and for the stock-based compensation of $90,000.

No cash flows were used in or provided by investing activities during the six months ended June 30, 2021 and 2020.

No cash flows were used in or provided by financing activities during the six months ended June 30, 2021 and 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended June 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: August 10, 2021	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

