Form 10-Q
period 2021-09-30
CHASE PACKAGING CORP
filed 2021-11-15
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2021
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX –

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$517,430	$570,671

TOTAL ASSETS	$517,430	$570,671

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,477	$2,477
TOTAL CURRENT LIABILITIES	4,477	2,477

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of September 30, 2021 and December 31, 2020	624	624
Treasury stock, $0.00001 par value 497,587 shares as of September 30, 2021 and December 31, 2020	(49,759)	(49,759)
Additional paid-in capital	8,493,912	7,043,022
Accumulated deficit	(7,931,824)	(6,425,693)
TOTAL STOCKHOLDERS’ EQUITY	512,953	568,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$517,430	$570,671

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	14,536	40,006	55,328	173,334

LOSS FROM OPERATIONS	(14,536)	(40,006)	(55,328)	(173,334)

OTHER INCOME (EXPENSE)
Interest and other income	33	18	87	991
Warrants modification expense	(1,450,890)	-	(1,450,890)	-
TOTAL OTHER INCOME (EXPENSE)	(1,450,857)	18	(1,450,803)	991

LOSS BEFORE INCOME TAXES	(1,465,393)	(39,988)	(1,506,131)	(172,343)

Provision for income taxes	-	-	-	-

NET LOSS	$(1,465,393)	$(39,988)	$(1,506,131)	$(172,343)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,882,172	61,882,172	61,882,172	61,516,479

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
For the Three and Nine Months Ended September 30, 2020
Balance at December 31, 2019	-	$-	61,479,759	$615	$6,953,031	$(6,234,659)	(497,587)	$(49,759)	$669,228

Net loss for the three months ended March 31, 2020	-	-	-	-	-	(25,877)	-	-	(25,877)
Balance at March 31, 2020	-	$-	61,479,759	$615	$6,953,031	$(6,260,536)	(497,587)	$(49,759)	$643,351

Stock-based compensation	-	-	900,000	9	89,991	-	-	-	90,000
Net loss for the three months ended June 30, 2020		-	-	-	-	(106,478)	-	-	(106,478)
Balance at June 30, 2020	-	$-	62,379,759	$624	$7,043,022	$(6,367,014)	(497,587)	$(49,759)	$626,873

Net loss for the three months ended September 30, 2020		-	-	-	-	(39,988)	-	-	(39,988)
Balance at September 30, 2020	-	$-	62,379,759	$624	$7,043,022	$(6,407,002)	(497,587)	$(49,759)	$586,885

For the Three and Nine Months Ended September 30, 2021
Balance at December 31, 2020	-	$-	62,379,759	$624	$7,043,022	$(6,425,693)	(497,587)	$(49,759)	$568,194

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(24,342)	-	-	(24,342)
Balance at March 31, 2021	-	$-	62,379,759	$624	$7,043,022	$(6,450,035)	(497,587)	$(49,759)	$543,852

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(16,396)	-	-	(16,396)
Balance at June 30, 2021	-	$-	62,379,759	$624	$7,043,022	$(6,466,431)	(497,587)	$(49,759)	$527,456

Modification of warrants, expiration of 6,909,000 warrants extended to March 7, 2023	-	-	-	-	1,450,890	-	-	-	1,450,890
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(1,465,393)	-	-	(1,465,393)
Balance at September 30, 2021	-	$-	62,379,759	$624	$8,493,912	$(7,931,824)	(497,587)	$(49,759)	$512,953

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,506,131)	(172,343)
Adjustment to reconcile to net loss to net cash used in operating activities:
Warrants modification expense	1,450,890	-
Stock-based compensation	-	90,000
Change in operating assets and liabilities:
Accounts payable and accrued expenses	2,000	(9,297)

Net cash used in operating activities	(53,241)	(91,640)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(53,241)	(91,640)

Cash, beginning of period	570,671	679,147

CASH, END OF PERIOD	$517,430	587,507

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2021, results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2021 and December 31, 2020, the Company had cash in insured accounts in the amount of $17,430 and $70,671, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $500,000 and $500,000 respectively.

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

The Company adopted FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At September 30, 2021 and December 31, 2020, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 6,909,000 and 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the nine months ended September 30, 2021 and 2020, respectively, which, if included, would have an antidilutive effect.

NOTE 5 - WARRANTS AND PREFERRED STOCKS:

Warrants

2021 Extension of Warrant Terms

On September 7, 2021, the Company, acting by resolution of its Board of Directors, amended and extended the expiration date of its outstanding warrants to purchase up to 6,909,000 shares of common stock. In addition to extending the expiration date to March 7, 2023, the Company removed (i) a provision automatically exercising the Warrants on a “cashless” basis of its stock traded above the exercise price for the five (5) days prior to expiration and (ii) the right of warrant holders to participate in any distribution to its stockholders by the Company, to the extent the warrants were unexercised at the time of such a distribution; the exercise price and all other terms of the original warrant agreement remain the same. The warrants modification expense of $1,450,890 was computed as the incremental value of the modified warrants over the unmodified warrants on the modification date. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	0.15%
Average expected life-years	1.5
Expected volatility	238.97%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2020	6,909,000	$0.15	0.68
Granted	—	—	—
Extended	6,909,000	0.15	1.5
Exercised	—	—	—
Forfeited/expired	(6,909,000)	0.15	—
Outstanding at September 30, 2021	6,909,000	$0.15	1.43
Exercisable at September 30, 2021	6,909,000	$0.15	1.43

As of September 30, 2021 and December 31, 2020, the average remaining contractual life of the outstanding warrants was 1.43 years and 0.68 year, respectively. The warrants will expire on March 7, 2023.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Series A 10% Convertible Preferred Stock. As of September 30, 2021 and December 31, 2020, there was no preferred stock outstanding.

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

There were no transfers in or out of any level during the nine months ended September 30, 2021 or 2020.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the nine months ended September 30, 2021 or 2020 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value — the Company’s cash equivalents, at fair value, consist of money market funds — marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2021	2021	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	17,430	17,430	17,430	—	—
Total Assets	$517,430	$517,430	$517,430	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2020	2020	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$—	$—
Money market funds	70,671	70,671	70,671	—	—
Total Assets	$570,671	$570,671	$570,671	$—	$—

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 8 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from September 30, 2021 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended September 30, 2021 and 2020

Revenue

The Company had no operations and no revenue for the three months ended September 30, 2021 and 2020, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020
Audit, accounting and legal fees	6,500	30,815
Payroll	5,200	5,197
Other general and administrative expense	2,836	3,994
	$14,536	$40,006

Operating expenses consist mostly of audit and accounting fees and payroll. Higher operating expenses for the three months ended September 30, 2020 were mainly due to significant legal and professional fees that were incurred with respect to a prospective transaction that the Company did not pursue. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $14,536 and $40,006 for the three months ended September 30, 2021 and 2020, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021	2020

Interest and other income	$33	$18
Warrants modification expense	(1,450,890)	-
Other Income (Expense), net	$(1,450,857)	$18

Net Other Expense was $1,450,875 for the three months ended September 30, 2021, compared to net Other Income of $18 for the three months ended September 30, 2020. The change was due to the extension of the warrants’ expiration date resulting in warrants modification expense of $1,450,890 during the three months ended September 30, 2021 (see Note 5 to the financial statements).

Net Loss

The Company had a net loss of $1,465,393 for the three months ended September 30, 2021, compared with a net loss of $39,988 for the three months ended September 30, 2020. The increase in net loss was due to the above-mentioned effect of the warrants modification expense.

Loss per share for the three months ended September 30, 2021 and 2020 was approximately $(0.02) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine months ended September 30, 2021 and 2020

Revenue

The Company had no operations and no revenue for the nine months ended September 30, 2021 and 2020, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020
Audit, accounting and legal fees	28,623	56,600
Payroll	15,487	15,432
Stock-based compensation expense	—	90,000
Other general and administrative expense	11,218	11,302
	$55,328	$173,334

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission. The decrease in audit, accounting and legal fees was due mainly to a decrease in legal fees; higher legal fees for the nine months ended September 30, 2020 were incurred with respect to a prospective transaction that the Company did not pursue. There has been no stock-based compensation in 2021.

Loss from Operations

The Company incurred a loss from operations of $55,328 and $173,334 for the nine months ended September 30, 2021 and 2020, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
	2021	2020

Interest and other income	$87	$991
Warrants modification expense	$(1,450,890)	$-
Other Income (Expense)	$(1,450,803)	$991

Net Other Expense was $1,450,803 for the nine months ended September 30, 2021, compared to Net Other Income of $991 for the nine months ended September 30, 2020. The change was due to the extension of the warrants’ expiration date resulting in warrants modification expense of $1,450,890 during the nine months ended September 30, 2021 (see Note 5 to the financial statements).

Net Loss

The Company had a net loss of $1,506,131 for the nine months ended September 30, 2021, compared with a net loss of $172,343 for the nine months ended September 30, 2020. The increase in net loss was due to the above-mentioned effect of the warrants modification expense.

Loss per share for the nine months ended September 30, 2021 and 2020 was approximately $(0.02) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At September 30, 2021, the Company had cash and cash equivalents of $517,430, consisting mostly of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(53,241)	$(91,640)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash	$(53,241)	$(91,640)

Net cash of $53,241 and $91,640 were used in operations during the nine months period ended September 30, 2021 and 2020, respectively.

The cash used in operating activities of $53,241 for the nine months ended September 30, 2021 principally resulted from our net loss of $1,506,131, as adjusted for a non-cash charge for warrants modification expense of $1,450,890, and a change in accounts payable and accrued expenses of $2,000.

The cash used in operating activities of $91,640 for the nine months ended September 30, 2020 principally resulted from our net loss of $172,343, as adjusted for a non-cash charge of stock-based compensation of $90,000, and a change in accounts payable and accrued expenses of $9,297.

No cash flows were used in or provided by investing activities during the nine months ended September 30, 2021 and 2020.

No cash flows were used in or provided by financing activities during the nine months ended September 30, 2021 and 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended September 30, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Number	Description

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_____________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: November 15, 2021	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

