Form 10-K
period 2021-12-31
CHASE PACKAGING CORP
filed 2022-03-25
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2021 was approximately $8,138,568 based upon 41,951,379 shares held by non-affiliates and the last reported sales price of $0.194 per share on such date.

Number of shares of common stock outstanding as of March 24, 2022: 62,379,759

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “WHLT.” American Stock Transfer and Trust Company has determined that there were approximately 240 holders of record on December 31, 2021. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 31, 2021 were $0.17 and $0.17, respectively, and the last trade was $0.17.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2021 and December 31, 2020 are displayed in the following table:

	2021 Market Price		2020 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.430	$0.100	$0.200	$0.100
June 30	$0.250	$0.100	$0.200	$0.100
September 30	$0.300	$0.140	$0.720	$0.150
December 31	$0.250	$0.170	$0.350	$0.100

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2021 and 2020

Revenue

The Company had no operations and no revenue for the years ended December 31, 2021 and 2020 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit and professional fees	38,173	68,000
Payroll	20,582	20,502
Stock based compensation	-	90,000
Other general and administrative expense	12,898	13,542
	$71,653	$192,044

Operating expenses consist mostly of audit and accounting fees and payroll. There were less operating expenses for the year ended December 31, 2021, mainly due to lower legal and professional fees than were incurred in 2021. There was no stock based compensation in 2021. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operation

The Company incurred a loss from operations of $71,653 and $192,044 for the years ended December 31, 2021 and 2020, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020

Interest and other income	$117	$1,010
Warrant modification expense	(1,450,890)	-
	$(1,450,773)	$1,010

Other income (expense) increased by $(1,451,783) for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase was caused by 2021 Warrant modification expenses (See Note 6 on the accompanying financial statements) and less interest income due to fewer investable funds and low interest rates.

Net Loss

The Company had a net loss of $1,522,426 for the year ended December 31, 2021, compared with a net loss of $191,034 for the year ended December 31, 2020. The increase in net loss was due to the above-mentioned effect of the warrant modification expense.

Losses per share for the years ended December 31, 2021 and 2020 were $(0.02) and $(0.00) per share, respectively, based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2021 the Company had cash and cash equivalents of $497,135, consisting mostly of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(73,536)	$(108,476)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(73,536)	$(108,476)

Net cash of $73,536 and $108,476 were used in operations during the year ended December 31, 2021 and 2020, respectively.

The use of cash of $73,536 used in operating activities for the year ended December 31, 2021, principally resulted from our net loss of $1,522,426, as adjusted for a non-cash charge for warrants modification expense of $1,450,890, and a change in accounts payable and accrued expenses of $2,000.

The use of cash of $108,476 used in operating activities for the year ended December 31, 2020, principally resulted from our net loss of $191,034, as adjusted for non-cash charges for stock-based compensation of $90,000, and changes in accounts payable and accrued expenses of $7,442.

No cash flows were used in or provided by investing activities during the years ended December 31, 2021 and 2020.

No cash proceeds were used in or provided by financing activities during the years ended December 31, 2021 and 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2021 and 2020 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2021 based on those criteria.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the year ended December 31, 2021, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

William J. Barrett, 82

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

Herbert M. Gardner, 82

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

Director

Edward L. Flynn, 87

Director of the Company since 2007; Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, from 1999 until February 2015; Owner of Flynn Meyer Company, a management company for the restaurant industry, since 1976; and Director and Treasurer of Citri-Lite Co., a soft drink company, since 1994. Mr. Flynn is an experienced leader of large organizations and brings to the Board strong executive management skills and experience serving on the boards of other public companies.  Mr. Flynn became a Board Member Emeritus on March 9, 2022.

Director

John A. Forbes, 62

Joined the Board of Directors in 2019, a partner with Outcomes LLC and Full Sails LLC, two firms engaged in new product development and strategic business consulting, since June 2017. Previously, Mr. Forbes was the President of Utilimaster, a business unit of Spartan Motors USA, Inc., from July 2010 to June 2017. Mr. Forbes currently serves as a member of Patrick’s Audit Committee and Compensation Committee. Mr. Forbes has over 32 years of experience in serving various manufacturing industries and has extensive experience with operations management, acquisitions, strategic planning, risk management, and banking relations. He has been determined to be an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission (the "SEC").

Director

Matthew W. Long CPA, MBA, 60

Joined the Board of Directors in 2019, Chairman of ARC American, a private electrical construction company, served as Chief Financial Officer of ARC American from August 2019 through December 2021, served as Interim Chief Financial Officer for Spartan Motors, Inc. a publicly traded manufacturer of specialty vehicles until their Chief Financial Officer returned from medical leave at the end of 2018. Mr. Long served as a member of Board of Directors of Skyline Corporation serving on the Audit and Compensation Committees in 2017 and 2018 until the company was acquired in 2018. Mr. Long served as Chief Financial Officer, Treasurer, and Assistant Secretary of Supreme Industries, Inc. a publicly traded leading manufacturer of truck bodies and specialized commercial vehicles from April 2011 until the company was acquired in September 2017 where he played a critical role in improving the company’s profitability.

Director

Mark C. Neilson, 63

Joined the Board of Directors in 2019, Founder/Managing Partner of Accretive CFO Services of San Diego LLC and Accretive LLC (Indiana), a financial consulting services firm since December 2010; Director of Supreme Industries, Inc. from May 2003 to September 2017; Director of SmokerCraft, Inc., a manufacturer of pontoon and fishing boats, since December 2010; Director of Earthway Products, Inc., a manufacturer of fertilizer spreaders since December 2016; Director of EVS, Ltd., a manufacturer of emergency vehicle safety seating products since 1999; and Director of PenChecks, Inc., a provider of retirement plan distribution services since July 2020. Mr. Neilson qualifies as an “audit committee financial expert” under guidelines of the Securities and Exchange Commission

Director

Wayne A. Whitener, 70

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

Ann C. W. Green	80	Principal Executive Officer, Chief Financial Officer and Assistant Secretary

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green, Chief Financial Officer	2021	$17,000	-0-	$0	-0-	-0-	-0-	-0-	$17,000
	2020	$17,000	-0-	$10,000	-0-	-0-	-0-	-0-	$17,000

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

Depositories such as The Depository Trust Company (Cede & Company) as of March 3, 2022 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

EQUITY COMPENSATION PLANS

There are no equity compensation plans which have been approved by the Company’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence

The Common Stock is quoted on the over-the-counter market operated by Pink OTC Markets Inc., which does not impose any director independence requirements. Using the director independence requirements set forth in NASDAQ rule 5605(a)(2), the Company has five independent directors, Messrs. Edward L. Flynn, John A. Forbes, Matthew W. Long, Mark C. Neilson and Wayne A. Whitener.

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2021 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in the prior two fiscal years to Heaton & Company, PLLC (dba Pinnacle Accountancy Group of Utah), which has served as the Company’s independent registered public accounting firm since January 2019.

	Fiscal year ended December 31,
	2021	2020
1. Audit fees	$12,402	$12,500
2. Audit-related fees	-	-
3. Tax fees	500	500
4. All other fees	-	-
Totals	$12,902	$13,000

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

3.4*	State of Delaware Certificate of Incorporation and State of Delaware Certificate of Correction

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

15

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

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

_______________

*	filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHASE PACKAGING CORPORATION

Date: March 25, 2022	By:	/s/ Ann C. W. Green
Ann C. W. Green
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2022	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

Date: March 25, 2022	By:	/s/ William J. Barrett
William J. Barrett
Lead Director

Date: March 25, 2022	By:	/s/ Edward L. Flynn
Edward L. Flynn
Director

Date: March 25, 2022	By:	/s/ John A. Forbes
John A. Forbes
Director

Date: March 25, 2022	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 25, 2022	By:	/s/ Matthew W. Long
Matthew W. Long
Director

Date: March 25, 2022	By:	/s/ Mark C. Neilson
Mark C. Neilson
Director

Date: March 25, 2022	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Chase Packaging Corporation

Rumson, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chase Packaging Corporation (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Warrant Modification Expense

As described in Note 6 to the financial statements, the Company amended and extended the expiration date of its outstanding warrants and recorded warrant modification expense. Management uses a valuation model requiring various inputs to establish their estimates for the value of the warrant modification expense.

The principal considerations for our determination that performing procedures relating to the warrant modification expense is a critical audit matter are due to the material impact it has on the financial statements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, evaluating the reasonableness of the input’s management used in the valuation model related to the warrants to determine the warrant modification expense.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(a dba of Heaton & Company, PLLC)

Farmington, Utah

March 16, 2022

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$497,135	$570,671

TOTAL ASSETS	$497,135	$570,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$477	$2,477
TOTAL CURRENT LIABILITIES	477	2,477

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of December 31, 2021 and December 31, 2020	624	624
Treasury stock, $0.00001 par value 497,587 shares as of December 31, 2021 and December 31, 2020	(49,759)	(49,759)
Additional paid-in capital	8,493,912	7,043,022
Accumulated deficit	(7,948,119)	(6,425,693)
TOTAL STOCKHOLDERS’ EQUITY	496,658	568,194

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$497,135	$570,671

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2021	2020

NET SALES	$-	$-

OPERATING EXPENSES:
General and administrative expense	71,653	192,044

LOSS FROM OPERATIONS	(71,653)	(192,044)

OTHER INCOME (EXPENSE)
Warrant modification expense	(1,450,890)	-
Interest and other income	117	1,010

TOTAL OTHER INCOME (EXPENSE)	(1,450,773)	1,010

LOSS BEFORE INCOME TAXES	(1,522,426)	(191,034)

Provision for income taxes	-	-

NET LOSS	$(1,522,426)	$(191,034)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,882,172	61,608,402

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2019	-	$-	61,479,759	$615	$6,953,031	$(6,234,659)	(497,587)	$(49,759)	$669,228

Stock based compensation expense		-	900,000	9	89,991	-	-	-	90,000
Net loss for the year ended December 31, 2020	-	-	-	-	-	(191,034)	-	-	(191,034)

Balance at December 31, 2020	-	$-	62,379,759	$624	$7,034,022	$(6,425,693)	(497,587)	$(49,759)	$568,194

Modification of warrants, expiration of 6,909,000 warrants extended to March 7, 2023	-	-	-	-	1,450,890	-	-	-	1,450,890
Net loss for the year ended December 31, 2021	-	-	-	-	-	(1,522,426)	-	-	(1,522,426)

Balance at December 31, 2021	-	$-	62,379,759	$624	$8,493,912	$(7,948,119)	(497,587)	$(49,759)	$496,658

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,522,426)	$(191,034)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant modification expense	1,450,890	-
Stock based compensation	-	90,000
Change in assets and liabilities:
Accounts payable and accrued expenses	(2,000)	(7,442)

Net cash used in operating activities	(73,536)	(108,476)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,536)	(108,476)

Cash and cash equivalents, at beginning of year	570,671	679,147

CASH AND CASH EQUIVALENTS, END OF YEAR	$497,135	$570,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Pronouncements

Intangibles, Goodwill and Other - In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, ASU 2017-04 eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, ASU 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-04 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on its financial statements and related footnote disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement - This ASU modifies the disclosure requirements on fair value measurements in Topic 820, including the removal, modification to, and addition of certain disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. The majority of the disclosure changes are to be applied on a prospective basis. The Company adopted ASU 2018-13 commencing in the first quarter of fiscal 2020 and this ASU did not have a material impact on the Company’s fair value disclosures in the Company’s financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2021 and 2020, the Company had cash in insured accounts in the amount of $47,135 and $70,671, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of approximately $450,000 and $500,000 respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At December 31, 2021 and December 31, 2020, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

We have excluded 6,909,000 and 6,909,000 common stock equivalents (warrants - Note 6) from the calculation of diluted loss per share for the years ended December 31, 2021 and 2020, respectively, which, if included, would have an antidilutive effect.

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

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2021 and 2020 annual effective tax rate is estimated to be a combined 25%, respectively for the U.S. combined federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2021 and 2020, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of December 31, 2021 and 2020, respectively, are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$315,000	$310,000
Less valuation allowance	(315,000)	(310,000)
Net deferred tax assets	$-	$-

The Company has a net operating loss carry forward for federal and state tax purposes of approximately $1,259,000 and $1,241,000 as of December 31, 2021 and 2020, respectively, that is potentially available to offset future taxable income. The Company, had approximately $1,000 in net operating losses expire in the current year. The Act changes the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2021 and 2020, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

The following is a reconciliation of the tax derived by applying the statutory rate to the earnings before income taxes, and comparing that to the recorded income tax (expense) benefits:

	Year ended
	December 31,
	2021	2020
Tax benefits (expense) at statutory rate	25%	25%
Unrecognized tax benefits (expense) of current period tax losses	(25)%	(25)%
Effective tax rate	-	-

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

The Company’s tax returns for the years ended December 31, 2021, 2020 and 2019 are open for examination under Federal Statute of Limitations.

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

Average risk-free interest rate	0.15%
Average expected life-years	1.5
Expected volatility	238.97%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2019	6,909,000	0.15	1.69
Granted	-	-	-
Extended	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at December 31, 2020	6,909,000	$0.15	0.68
Granted	-	-	-
Extended	6,909,000	0.15	1.5
Exercised	-	-	-
Forfeited/expired	(6,909,000)	0.15	-
Outstanding at December 31, 2021	6,909,000	$0.15	1.18
Exercisable at December 31, 2021	6,909,000	$0.15	1.18

As of December 31, 2021 and 2020, the average remaining contractual life of the outstanding warrants was 1.18 years and 0.68 year, respectively. The warrants will expire on March 7, 2023.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Series A 10% Convertible Preferred Stock. As of December 31, 2021 and December 31, 2020, there was no preferred stock outstanding.

NOTE 7 - EQUITY TRANSACTION:

On April 20, 2020, the Board of Directors authorized the issuance of 100,000 shares of restricted common stock each to 7 directors and to the Chief Finance officer/ Secretary, valued at approximately $10,000 each for a total of $80,000 based on the closing bid price as quoted on the OTC on April 17, 2020 of $0.10 per share reflecting the last trade on April 8, 2020.

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

There were no transfers in or out of any level during the years ended December 31, 2021 or 2020.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the years ended December 31, 2021 or 2020 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2021	2021	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$450,000	$450,000	$450,000	$—	$—
Money market funds	47,135	47,135	47,135	—	—
Total Assets	$497,135	$497,135	$497,135	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2020	2020	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$500,000	$500,000	$500,000	$-	$-
Money market funds	70,671	70,671	70,671	-	-
Total Assets	$570,671	$570,671	$570,671	$-	$-

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from December 31, 2021 through the issuance date of these financial statements, and there are no events requiring disclosure.

