Form 10-Q
period 2022-06-30
CHASE PACKAGING CORP
filed 2022-08-01
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2022
Common Stock, par value $.00001 per share	62,379,759 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$465,934	$497,135

TOTAL ASSETS	$465,934	$497,135

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$860	$477
TOTAL CURRENT LIABILITIES	860	477

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares designated; no shares issued and outstanding	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 shares outstanding as of June 30, 2022 and December 31, 2021	624	624
Treasury stock, $0.00001 par value 497,587 shares as of June 30, 2022 and December 31, 2021	(49,759)	(49,759)
Additional paid-in capital	8,493,912	8,493,912
Accumulated deficit	(7,979,703)	(7,948,119)
TOTAL STOCKHOLDERS’ EQUITY	465,074	496,658

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$465,934	$497,135

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

NET SALES	$—	$—	$—	$—

EXPENSES:
General and administrative expense	9,761	16,428	31,862	40,792

LOSS FROM OPERATIONS	(9,761)	(16,428)	(31,862)	(40,792)

OTHER INCOME
Interest and other income	250	32	278	54
TOTAL OTHER INCOME	250	32	278	54

LOSS BEFORE INCOME TAXES	(9,511)	(16,396)	(31,584)	(40,738)

Provision for income taxes	—	—	—	—

NET LOSS	$(9,511)	$(16,396)	$(31,584)	$(40,738)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,882,172	61,882,172	61,882,172	61,882,172

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

For the Three and Six Months Ended June 30, 2021
Balance at December 31, 2020	—	$—	62,379,759	$624	$7,043,022	$(6,425,693)	(497,587)	$(49,759)	$568,194

Net loss for the three months ended March 31, 2021	—	—	—	—	—	(24,342)	—	—	(24,342)
Balance at March 31, 2021	—	$—	62,379,759	$624	$7,043,022	$(6,450,035)	(497,587)	$(49,759)	$543,852

Net loss for the three months ended June 30, 2021	—	—	—	—	—	(16,396)	—	—	(16,396)
Balance at June 30, 2021	—	$—	62,379,759	$624	$7,043,022	$(6,466,431)	(497,587)	$(49,759)	$527,456

For the Three and Six Months Ended June 30, 2022
Balance at December 31, 2021	—	$—	62,379,759	$624	$8,493,912	$(7,948,119)	(497,587)	$(49,759)	$496,658

Net loss for the three months ended March 31, 2022	—	—	—	—	—	(22,073)	—	—	(22,073)
Balance at March 31, 2022	—	$—	62,379,759	$624	$8,493,912	$(7,970,192)	(497,587)	$(49,759)	$474,585

Net loss for the three months ended June 30, 2022	—	—	—	—	—	(9,511)	—	—	(9,511)
Balance at June 30, 2022	—	$—	62,379,759	$624	$8,493,912	$(7,979,703)	(497,587)	$(49,759)	$465,074

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,584)	$(40,738)

Change in operating assets and liabilities:
Accounts payable and accrued expenses	383	(1,646)

Net cash used in operating activities	(31,201)	(42,384)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,201)	(42,384)

Cash and cash equivalents, beginning of period	497,135	570,671

CASH AND CASH EQUIVALENTS, END OF PERIOD	$465,934	$528,287

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022 AND DECEMBER 31, 2021

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2022, results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021, as applicable, have been made. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The accounting policies followed by the Company are set forth in Note 3 to the Company’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to financial statements.

NOTE 2 - LIQUIDITY:

At June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of approximately $465,934 and $497,135, respectively, consisting of money market funds and U.S. Treasury Bills. Our net losses incurred for the six months ended June 30, 2022 and 2021, amounted to $31,584 and $40,738, respectively, and we had working capital of approximately $465,074 and $496,658 at June 30, 2022 and December 31, 2021, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2022 and December 31, 2021, the Company had cash in insured accounts in the amount of $15,934 and $47,135, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $450,000 and $450,000, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At June 30, 2022 and December 31, 2021, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of June 30, 2022 and December 31, 2021.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition. The adoption of this standard did not materially impact the Company’s condensed financial statements in 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021. The adoption of this standard did not materially impact the Company’s condensed financial statements in 2022.

Recent Accounting Pronouncements - To Be Adopted

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the three and six months ended June 30, 2022 and 2021, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	0.15%
Average expected life-years	1.5
Expected volatility	238.97%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2021	6,909,000	$0.15	1.18
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at June 30, 2022	6,909,000	$0.15	0.68
Exercisable at June 30, 2022	6,909,000	$0.15	0.68

As of June 30, 2022 and December 31, 2021, the average remaining contractual life of the outstanding warrants was 0.68 years and 1.18 year, respectively. The warrants will expire on March 7, 2023.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

NOTE 6 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At June 30, 2022 and December 31, 2021, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at June 30, 2022 and December 31, 2021.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the six months ended June 30, 2022 or 2021.

NOTE 7 - FAIR VALUE MEASUREMENTS:

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

There were no transfers in or out of any level during the six months ended June 30, 2022 or 2021.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the six months ended June 30, 2022 or 2021 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2022	2022	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$450,000	$450,000	$450,000	$—	$—
Money market funds	15,934	15,934	15,934	—	—
Total Assets	$465,934	$465,934	$465,934	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2021	2021	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$450,000	$450,000	$450,000	$—	$—
Money market funds	47,135	47,135	47,135	—	—
Total Assets	$497,135	$497,135	$497,135	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from June 30, 2022 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended June 30, 2022 and 2021

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2022 and 2021, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
Audit, accounting and legal fees	2,068	9,181
Payroll	5,107	5,160
Other general and administrative expense	2,586	2,087
	$9,761	$16,428

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $9,761 and $16,428 for the three months ended June 30, 2022 and 2021, respectively.

Other Income

The following table presents our total Other Income for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021

Interest and other income	$250	$32
Other Income	$250	$32

Other income increased by $218 for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase in other income was related to the increase in interest and other income for the three months ended June 30, 2022.

Net Loss

The Company had a net loss of $9,511 for the three months ended June 30, 2022, compared with a net loss of $16,396 for the three months ended June 30, 2021. Decrease in net loss was due primarily to the decrease in professional fee.

Loss per share for the three months ended June 30, 2022 and 2021 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

For the six months ended June 30, 2022 and 2021

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2022 and 2021, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021
Audit, accounting and legal fees	13,741	22,123
Payroll	10,329	10,287
Other general and administrative expense	7,792	8,382
	$31,862	$40,792

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $31,862 and $40,792 for the six months ended June 30, 2022 and 2021, respectively.

Other Income

The following table presents our total Other Income for the six months ended June 30, 2022 and 2021.

	Six Months Ended June 30,
	2022	2021

Interest and other income	$278	$54
Other Income	$278	$54

Other income increased by $224 for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase in other income was related to the increase in interest and other income for the six months ended June 30, 2022.

Net Loss

The Company had a net loss of $31,584 or the six months ended June 30, 2022, compared with a net loss of $40,738 for the six months ended June 30, 2021. Decrease in net loss was due primarily to the decrease in professional fee.

Loss per share for the six months ended June 30, 2022 and 2021 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2022, the Company had cash and cash equivalents of approximately $465,934 consisting of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(31,201)	$(42,384)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(31,201)	$(42,384)

Net cash of $(31,201) and $(42,384) were used in operations during the six months period ended June 30, 2022 and 2021, respectively.

The use of cash of $(31,201) used in operating activities for the six months ended June 30, 2022, principally resulted from our net loss of $(31,584), as adjusted for changes in our working capital accounts of $383.

The use of cash of $(42,384) used in operating activities for the six months ended June 30, 2021, principally resulted from our net loss of $(40,738), as adjusted for changes in our working capital accounts of $(1,646).

No cash flows were used in or provided by investing activities during the six months ended June 30, 2022 and 2021.

No cash flows were used in or provided by financing activities during the six months ended June 30, 2022 and 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended June 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: July 26, 2022	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

