Form 10-Q
period 2022-09-30
CHASE PACKAGING CORP
filed 2022-11-02
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2022
Common Stock, par value $.00001 per share	62,379,759 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$451,693	$497,135

TOTAL ASSETS	$451,693	$497,135

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$477	$477
TOTAL CURRENT LIABILITIES	477	477

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares designated; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 shares outstanding as of September 30, 2022 and December 31, 2021	624	624
Treasury stock, $0.00001 par value 497,587 shares as of September 30, 2022 and December 31, 2021	(49,759)	(49,759)
Additional paid-in capital	8,493,912	8,493,912
Accumulated deficit	(7,993,561)	(7,948,119)
TOTAL STOCKHOLDERS’ EQUITY	451,216	496,658

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$451,693	$497,135

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	15,546	14,536	47,408	55,328

LOSS FROM OPERATIONS	(15,546)	(14,536)	(47,408)	(55,328)

OTHER INCOME (EXPENSE)
Interest and other income	1,688	33	1,966	87
Warrant modification expense	-	(1,450,890)	-	(1,450,890)
TOTAL OTHER INCOME (EXPENSE)	1,688	(1,450,857)	(1,966)	(1,450,803)

LOSS BEFORE INCOME TAXES	(13,858)	(1,465,393)	(45,442)	(1,506,131)

Provision for income taxes	-	-	-	-

NET LOSS	$(13,858)	$(1,465,393)	$(45,442)	$(1,506,131)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	61,882,172	61,882,172	61,882,172	61,882,172

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

For the Three and Nine Months Ended September 30, 2021
Balance at December 31, 2020	-	$-	62,379,759	$624	$7,043,022	$(6,425,693)	(497,587)	$(49,759)	$568,194

Net loss for the three months ended March 31, 2021	-	-	-	-	-	(24,342)	-	-	(24,342)
Balance at March 31, 2021	-	$-	62,379,759	$624	$7,043,022	$(6,450,035)	(497,587)	$(49,759)	$543,852

Net loss for the three months ended June 30, 2021	-	-	-	-	-	(16,396)	-	-	(16,396)
Balance at June 30, 2021	-	$-	62,379,759	$624	$7,043,022	$(6,466,431)	(497,587)	$(49,759)	$527,456

Modification of warrants, expiration of 6,909,000 warrants extended to March 7, 2023	-	-	-	-	1,450,890	-	-	-	1,450,890
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(1,465,393)	-	-	(1,465,393)
Balance at September 30, 2021	-	$-	62,379,759	$624	$8,493,912	$(7,931,824)	(497,587)	$(49,759)	$512,953

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

For the Three and Nine Months Ended September 30, 2022
Balance at December 31, 2021	-	$-	62,379,759	$624	$8,493,912	$(7,948,119)	(497,587)	$(49,759)	$496,658

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(22,073)	-	-	(22,073)
Balance at March 31, 2022	-	$-	62,379,759	$624	$8,493,912	$(7,970,192)	(497,587)	$(49,759)	$474,585

Net loss for the three months ended June 30, 2022	-	-	-	-	-	(9,511)	-	-	(9,511)
Balance at June 30, 2022	-	$-	62,379,759	$624	$8,493,912	$(7,979,703)	(497,587)	$(49,759)	$465,074

Net loss for the three months ended September 30, 2022	-	-	-	-	-	(13,858)	-	-	(13,858)
Balance at September 30, 2022	-	$-	62,379,759	$624	$8,493,912	$(7,993,561)	(497,587)	$(49,759)	$451,216

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,442)	(1,506,131)
Adjustment to reconcile to net loss to net cash used in operating activities:
Warrants modification expense	-	1,450,890
Change in operating assets and liabilities:
Accounts payable and accrued expenses	-	2,000

Net cash used in operating activities	(45,442)	(53,241)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(45,442)	(53,241)

Cash, beginning of period	497,135	570,671

CASH, END OF PERIOD	$451,693	517,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2022, results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

NOTE 2 - LIQUIDITY:

At September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $451,693 and $497,135, respectively, consisting of money market funds and U.S. Treasury Bills. Our net losses incurred for the nine months ended September 30, 2022 and 2021, amounted to $45,442 and $1,506,131, respectively, and we had working capital of approximately $451,216 and $496,658 at September 30, 2022 and December 31, 2021, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2022 and December 31, 2021, the Company had cash in insured accounts in the amount of $1,693 and $47,135, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $450,000 and $450,000, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At September 30, 2022 and December 31, 2021, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of September 30, 2022 and December 31, 2021.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the three and nine months ended September 30, 2022 and 2021, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	0.15%
Average expected life-years	1.5
Expected volatility	238.97%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2021	6,909,000	$0.15	1.18
Granted	-	-	-
Extended	-	-	-
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at September 30, 2022	6,909,000	$0.15	0.43
Exercisable at September 30, 2022	6,909,000	$0.15	0.43

As of September 30, 2022 and December 31, 2021, the average remaining contractual life of the outstanding warrants was 0.43 years and 1.18 year, respectively. The warrants will expire on March 7, 2023.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of September 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

NOTE 6 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At September 30, 2022 and December 31, 2021, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at September 30, 2022 and December 31, 2021.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the nine months ended September 30, 2022 or 2021.

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

There were no transfers in or out of any level during the nine months ended September 30, 2022 or 2021.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the nine months ended September 30, 2022 or 2021 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2022	2022	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$450,000	$450,000	$450,000	$-	$-
Money market funds	1,693	1,693	1,693	-	-
Total Assets	$451,693	$451,693	$451,693	$-	$-

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2021	2021	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$450,000	$450,000	$450,000	$-	$-
Money market funds	47,135	47,135	47,135	-	-
Total Assets	$497,135	$497,135	$497,135	$-	$-

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from September 30, 2022 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended September 30, 2022 and 2021

Revenue

The Company had no operations and no revenue for the three months ended September 30, 2022 and 2021, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021
Audit, accounting and legal fees	7,000	6,500
Payroll	5,212	5,200
Other general and administrative expense	3,334	2,836
	$15,546	$14,536

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $15,546 and $14,536 for the three months ended September 30, 2022 and 2021, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022	2021

Interest and other income	$1,688	$33
Warrants modification expense	-	(1,450,890)
Other Income (Expense), net	$1,688	$(1,450,857)

Net other income (expense) was $1,688 for the three months ended September 30, 2022, compared to net other income (expense) of $(1,450,857) for the three months ended September 30, 2021. The change was due to the extension of the warrants’ expiration date resulting in warrant modification expense of $1,450,890 during the three months ended September 30, 2021 (see Note 5 to the financial statements).

Net Loss

The Company had a net loss of $13,858 for the three months ended September 30, 2022, compared with a net loss of $1,465,393 for the three months ended September 30, 2021. The decrease in net loss was due to the above-mentioned effect of the warrant modification expense.

Loss per share for the three months ended September 30, 2022 and 2021 was approximately $(0.00) and $(0.02) based on the weighted-average shares issued and outstanding.

For the nine months ended September 30, 2022 and 2021

Revenue

The Company had no operations and no revenue for the nine months ended September 30, 2022 and 2021, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021
Audit, accounting and legal fees	20,741	28,623
Payroll	15,541	15,487
Other general and administrative expense	11,126	11,218
	$47,408	$55,328

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $47,408 and $55,328 for the nine months ended September 30, 2022 and 2021, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the nine months ended September 30, 2022 and 2021.

	Nine Months Ended September 30,
	2022	2021

Interest and other income	$1,966	$87
Warrants modification expense	$-	$(1,450,890)
Other Income (Expense)	$1,966	$(1,450,803)

Net other income (expense) was $1,966 for the nine months ended September 30, 2022, compared to net other income (expense) of $(1,450,803) for the nine months ended September 30, 2021. The change was due to the extension of the warrants’ expiration date resulting in warrants modification expense of $1,450,890 during the nine months ended September 30, 2021 (see Note 5 to the financial statements).

Net Loss

The Company had a net loss of $45,442 for the nine months ended September 30, 2022, compared with a net loss of $1,506,131 for the nine months ended September 30, 2021. The decrease in net loss was due to the above-mentioned effect of the warrant modification expense.

Loss per share for the nine months ended September 30, 2022 and 2021 was approximately $(0.00) and $(0.02) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At September 30, 2022, the Company had cash and cash equivalents of approximately $451,693 consisting of money market funds and U.S. Treasury Bills. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for the periods presented in this Report.

Cash Flow

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(45,442)	$(53,241)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash and cash equivalents	$(45,442)	$(53,241)

Net cash of $45,442 and $53,241 were used in operations during the nine months period ended September 30, 2022 and 2021, respectively.

The cash used in operating activities of $45,442 for the nine months ended September 30, 2022 principally resulted from our net loss of $45,442.

The cash used in operating activities of $53,241 for the nine months ended September 30, 2021 principally resulted from our net loss of $1,506,131, as adjusted for a non-cash charge for warrants modification expense of $1,450,890, and a change in accounts payable and accrued expenses of $2,000.

No cash flows were used in or provided by investing activities during the nine months ended September 30, 2022 and 2021.

No cash flows were used in or provided by financing activities during the nine months ended September 30, 2022 and 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended September 30, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: October 31, 2022	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

