Form 10-K
period 2022-12-31
CHASE PACKAGING CORP
filed 2023-03-31
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2022 was approximately $2,704,240 based upon 44,331,799 shares held by non-affiliates and the last reported sales price of $0.061 per share on such date.

Number of shares of common stock outstanding as of March 28. 2023: 61,882,172

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year ended December 31, 2022

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock trades in the Pink Sheets under the symbol “WHLT.” American Stock Transfer and Trust Company has determined that there were approximately 230 holders of record on December 31, 2022. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 31, 2022 were $0.069 and $0.069, respectively, and the last trade was $0.069

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2022 and 2021 are displayed in the following table:

	2022 Market Price		2021 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.500	$0.170	$0.430	$0.100
June 30	$0.250	$0.060	$0.250	$0.100
September 30	$0.060	$0.060	$0.300	$0.140
December 31	$0.300	$0.060	$0.250	$0.170

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2022 and 2021

Revenue

The Company had no operations and no revenue for the years ended December 31, 2022 and 2021 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021
Audit and professional fees	26,506	38,173
Payroll	20,638	20,582
Other general and administrative expense	12,978	12,898
	$60,122	$71,653

Operating expenses consist mostly of audit and accounting fees and payroll. There were less operating expenses for the year ended December 31, 2022, mainly due to lower legal and professional fees than were incurred in 2022. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operation

The Company incurred a loss from operations of $60,122 and $71,653 for the years ended December 31, 2022 and 2021, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2022 and 2021.

	Year ended December 31,
	2022	2021

Interest and other income	$4,230	$117
Warrant modification expense	—	(1,450,890)
	$4,230	$(1,450,773)

Other income (expense) decreased by $(1,455,003) for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was caused by decrease in warrant modification expenses (See Note 6 on the accompanying financial statements) and less interest income in 2021 as compared to 2022 due to fewer investable funds and low interest rates.

Net Loss

The Company had a net loss of $55,892 for the year ended December 31, 2022, compared with a net loss of $1,522,426 for the year ended December 31, 2021. The decrease in net loss was due to the above-mentioned effect of the warrant modification expense.

Losses per share for the years ended December 31, 2022 and 2021 were $(0.00) and $(0.02) per share, respectively, based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2022 the Company had cash and cash equivalents of $441,243, consisting of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(55,892)	$(73,536)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net cash outflow	$(55,892)	$(73,536)

Net cash of $55,892 and $73,536 were used in operations during the year ended December 31, 2022 and 2021, respectively.

The use of cash of $55,892 used in operating activities for the year ended December 31, 2022, principally resulted from our net loss of $55,892.

The use of cash of $73,536 used in operating activities for the year ended December 31, 2021, principally resulted from our net loss of $1,522,426, as adjusted for a non-cash charge for warrants modification expense of $1,450,890, and a decrease in accounts payable and accrued expenses of $2,000.

No cash flows were used in or provided by investing activities during the years ended December 31, 2022 and 2021.

No cash proceeds were used in or provided by financing activities during the years ended December 31, 2022 and 2021.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2022 and 2021 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Our management, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Management has concluded that we did maintain effective internal control over financial reporting as of December 31, 2022 based on those criteria.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm since the Company is classified as a smaller reporting company.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the year ended December 31, 2022, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

William J. Barrett, 83

Secretary of the Company since 2001, Director of the Company from 1996 to 1997, rejoined the Board of Directors in 2001; Director of Dawson Geophysical Company (formerly TGC Industries, Inc. (“TGC”)), a company engaged in the geophysical services industry, from 1980 to 2021; Secretary of TGC from 1986 to November 1997; President of W. J. Barrett Associates, Inc., a private merchant banking firm, since June 2009; President of Barrett-Gardner Associates, Inc., a private merchant banking firm, from November 2002 until June 2009; previously Senior Vice President of Janney Montgomery Scott LLC, an investment banking firm, from 1978 to 2002; Director, Executive Vice President, and Secretary of Supreme Industries, Inc. (“Supreme”), a manufacturer of specialized truck bodies, from 1979 through September 2017 when Supreme was acquired by Wabash National Corporation. Mr. Barrett brings to the Board keen business and financial judgment and an extraordinary understanding of the Company’s business, history, and organization, as well as extensive leadership experience.

Lead Director

Herbert M. Gardner, 83

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

John A. Forbes, 63

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

Director

Matthew W. Long CPA, MBA, 61

Joined the Board of Directors in 2019, Chairman of ARC American, a private electrical construction company, served as Chief Financial Officer of ARC American from August 2019 through December 2022, served as Interim Chief Financial Officer for Spartan Motors, Inc. a publicly traded manufacturer of specialty vehicles until their Chief Financial Officer returned from medical leave at the end of 2018. Mr. Long served as a member of Board of Directors of Skyline Corporation serving on the Audit and Compensation Committees in 2017 and 2018 until the company was acquired in 2018. Mr. Long served as Chief Financial Officer, Treasurer, and Assistant Secretary of Supreme Industries, Inc. a publicly traded leading manufacturer of truck bodies and specialized commercial vehicles from April 2011 until the company was acquired in September 2017 where he played a critical role in improving the company’s profitability.

Director

Mark C. Neilson, 64

Joined the Board of Directors in 2019, Founder/Managing Partner of Accretive CFO Services of San Diego LLC, a financial consulting services firm since December 2010; Director of Supreme Industries, Inc. from May 2003 to September 2017; Director of SmokerCraft, Inc., a manufacturer of pontoon and fishing boats, since December 2010; Director of Earthway Products, Inc., a manufacturer of fertilizer spreaders since December 2016; and Director of PenChecks, Inc., a provider of retirement plan distribution services since July 2020. Mr. Neilson qualifies as an “audit committee financial expert” under guidelines of the Securities and Exchange Commission

Director

Wayne A. Whitener, 71

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

Ann C. W. Green	81	Principal Executive Officer, Chief Financial Officer and Assistant Secretary

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green, Chief Financial Officer	2022	$17,000	-0-	$0	-0-	-0-	-0-	-0-	$17,000
	2021	$17,000	-0-	$0	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development. In 2020 the members of the Board of Directors and the CFO received common stock in lieu of cash for services rendered in 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)

William J. Barrett PO Box 126, Rumson, NJ 07760	Common	8,954,524	(2)(4)	14.47%

Herbert M. Gardner PO Box 126, Rumson, NJ 07760	Common	5,842,683	(3)(4)	9.44%

John A. Forbes 51820 Waterford Green Dr., Granger, IN 46530	Common	501,800		0.81%

Matthew W. Long 25580 North Shore Dr., Elkhart, IN 46514	Common	400,000		0.65%

Mark C. Neilson 7140 Calabria Court #B, San Diego, CA 92122	Common	400,000		0.65%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	472,738	(4)	0.76%

Ann C. W. Green PO Box 126, Rumson, NJ 07760	Common	1,557,541	(4)	2.52%

All directors & officers as a group (5 persons)	Common	18,129,286	(2)(3)(4)	29.3%

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

(4)	Includes the Common Stock underlying warrants held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Warrants Beneficially Owned

William J. Barrett (1)	245,500
Herbert M. Gardner (2)	712,500
John A. Forbes	-
Matthew W. Long	-
Mark C. Neilson	-
Wayne A. Whitener	-
Ann C. W. Green	118,500
Total	1,076,500

_____________

(1)	Includes 167,000 shares of Common Stock underlying warrants held by the named person’s spouse. Mr. Barrett has disclaimed beneficial ownership of the shares

(2)	Includes 89,000 shares of Common Stock underlying warrants held by the Generation Skipping Marital Trust U/W/O Mary K. Gardner. Mr. Gardner has disclaimed beneficial ownership of the shares.

Depositories such as The Depository Trust Company (Cede & Company) as of March 28, 2023 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

EQUITY COMPENSATION PLANS

There are no equity compensation plans which have been approved by the Company’s stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence

The Common Stock is quoted on the over-the-counter market operated by Pink OTC Markets Inc., which does not impose any director independence requirements. Using the director independence requirements set forth in NASDAQ rule 5605(a)(2), the Company has four independent directors, Messrs. John A. Forbes, Matthew W. Long, Mark C. Neilson and Wayne A. Whitener.

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2022 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company paid or accrued the following fees in the prior two fiscal years to Heaton & Company, PLLC (dba Pinnacle Accountancy Group of Utah), which has served as the Company’s independent registered public accounting firm since January 2019.

	Fiscal year ended December 31,
	2022	2021
1. Audit fees	$14,319	$12,402
2. Audit-related fees	—	—
3. Tax fees	—	500
4. All other fees	—	—
Totals	$14,319	$12,902

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

CHASE PACKAGING CORPORATION

Date: March 30, 2023	By:	/s/ Ann C. W. Green
Ann C. W. Green
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2023	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

Date: March 30, 2023	By:	/s/ William J. Barrett
William J. Barrett
Lead Director

Date: March 30, 2023	By:	/s/ John A. Forbes
John A. Forbes
Director

Date: March 30, 2023	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 30, 2023	By:	/s/ Matthew W. Long
Matthew W. Long
Director

Date: March 30, 2023	By:	/s/ Mark C. Neilson
Mark C. Neilson
Director

Date: March 30, 2023	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

- INDEX TO FINANCIAL STATEMENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Chase Packaging Corporation

Rumson, New Jersey

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chase Packaging Corporation (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2018.

Pinnacle Accountancy Group of Utah

(adba of Heaton & Company, PLLC)

Farmington, Utah

March 30, 2023

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$441,243	$497,135

TOTAL ASSETS	$441,243	$497,135

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$477	$477
TOTAL CURRENT LIABILITIES	477	477

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized; Series A 10% Convertible preferred stock; 50,000 shares designated; no shares issued and outstanding	—	—
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of December 31, 2022 and 2021	619	619
Treasury stock, 497,587 shares as of December 31, 2022 and 2021	(49,759)	(49,759)
Additional paid-in capital	8,493,917	8,493,917
Accumulated deficit	(8,004,011)	(7,948,119)
TOTAL STOCKHOLDERS’ EQUITY	440,766	496,658

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$441,243	$497,135

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year ended December 31,
	2022	2021

NET SALES	$—	$—

OPERATING EXPENSES:
General and administrative expense	60,122	71,653

LOSS FROM OPERATIONS	(60,122)	(71,653)

OTHER INCOME (EXPENSE)
Interest and other income	4,230	117
Warrant modification expense	—	(1,450,890)

TOTAL OTHER INCOME (EXPENSE)	4,230	(1,450,773)

LOSS BEFORE INCOME TAXES	(55,892)	(1,522,426)

Provision for income taxes	—	—

NET LOSS	$(55,892)	$(1,522,426)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	61,882,172	61,882,172

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2020	—	$—	61,882,172	$619	$7,043,027	$(6,425,693)	(497,587)	$(49,759)	$568,194

Modification of warrants, expiration of 6,909,000 warrants extended to March 7, 2023	—	—	—	—	1,450,890	—	—	—	1,450,890
Net loss for the year ended December 31, 2021	—	—	—	—	—	(1,522,426)	—	—	(1,522,426)
Balance at December 31, 2021	—	$—	61,882,172	$619	$8,493,917	$(7,948,119)	(497,587)	$(49,759)	$496,658

Net loss for the year ended December 31, 2022	—	—	—	—	—	(55,892)	—	—	(55,892)
Balance at December 31, 2022	—	$—	61,882,172	$619	$8,493,917	$(8,004,011)	(497,587)	$(49,759)	$440,766

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,892)	$(1,522,426)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant modification expense	—	1,450,890

Changes in operating assets and liabilities:
Decrease in accounts payable and accrued expenses	—	(2,000)

Net cash used in operating activities	(55,892)	(73,536)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,892)	(73,536)

Cash and cash equivalents, at beginning of year	497,135	570,671

CASH AND CASH EQUIVALENTS, END OF YEAR	$441,243	$497,135

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share for convertible instruments by using the if-converted method. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Adoption is either through a modified retrospective method or a full retrospective method of transition. The adoption of this standard did not materially impact the Company’s financial statements in 2022.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance. This ASU requires disclosures that are expected to increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. This ASU is effective for annual periods beginning after December 15, 2021. The adoption of this standard did not materially impact the Company’s financial statements in 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2022 and 2021, the Company had cash in insured accounts in the amount of $141,243 and $47,135, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $300,000 and $450,000, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At December 31, 2022 and 2021, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

Accounting for Stock Based Compensation

Stock-based compensation expense incurred by the Company for employees and directors is based on the employee model of ASC 718, and the fair market value of the award is measured at the grant date. Under ASC 718 employee is defined as “An individual over whom the grantor of a share-based compensation award exercises or has the right to exercise sufficient control to establish an employer-employee relationship based on common law as illustrated in case law and currently under U.S. “tax regulations.” Our consultants do not meet the employer-employee relationship as defined by the IRS and therefore are accounted for under ASC 718 as amended by ASU 2018-07. As such, the grant date is the measurement date of an award’s fair value. Corresponding expenses for employee and non-employee services are recognized over the requisite service period, which is typically the vesting period.

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of December 31, 2022 and December 31, 2021.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 6) from the calculation of diluted loss per share for the years ended December 31, 2022 and 2021, respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

The Company has recorded a full valuation allowance on its net deferred tax assets and therefore any impact on the value of the Company’s deferred tax assets will be offset by a change in the valuation allowance, which increased by $13,970 and $17,890 during the years ended December 31, 2022 and 2021, respectively.

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2022 and 2021 annual effective tax rate is estimated to be a combined 25%, respectively for the U.S. combined federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2022 and 2021, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of December 31, 2022 and 2021, respectively, are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$342,150	$328,180
Less valuation allowance	(342,150)	(328,180)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S federal and state tax rate (25%) for the years ended December 31, 2022 and 2021 due to the following:

	2022	2021
Book income	$(13,970)	$(380,610)
Warrant modification expense	-	362,720
Valuation allowance	13,970	17,890
Income tax expense	$-	$-

The Company has a net operating loss carry forward for federal and state tax purposes of approximately $1,369,000 and $1,313,000 as of December 31, 2022 and 2021, respectively, that is potentially available to offset future taxable income. The Company, had approximately $2,000 in net operating losses expire in the current year. The Act changes the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2022 and 2021, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of our carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

The Company’s tax returns for the years ended December 31, 2022 and 2021 are open for examination under Federal Statute of Limitations.

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

Average risk-free interest rate	0.15%
Average expected life-years	1.5
Expected volatility	238.97%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2021	6,909,000	$0.15	1.18
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at December 31, 2022	6,909,000	$0.15	0.18
Exercisable at December 31, 2022	6,909,000	$0.15	0.18

As of December 31, 2022 and 2021, the average remaining contractual life of the outstanding warrants was 0.18 years and 1.18 year, respectively. The warrants will expire on March 7, 2023.  (see Note 10 – Subsequent Events)

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of December 31, 2022 and 2021, there was no preferred stock issued or outstanding.

NOTE 7 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At December 31, 2022 and 2021, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at December 31, 2022 and 2021.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the year ended December 31, 2022 or 2021.

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

There were no transfers in or out of any level during the year ended December 31, 2022 or 2021.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the years ended December 31, 2022 or 2021 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2022	2022	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$300,000	$300,000	$300,000	$—	$—
Money market funds	141,243	141,243	141,243	—	—
Total Assets	$441,243	$441,243	$441,243	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2021	2021	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$450,000	$450,000	$450,000	$—	$—
Money market funds	47,135	47,135	47,135	—	—
Total Assets	$497,135	$497,135	$497,135	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 - SUBSEQUENT EVENTS:

In accordance with ASC 855-10, Company management reviewed all material events through the date of issuance and, except as follows, there are no other material subsequent events to report.

The Company, acting by resolution of its Board of Directors, amended and extended the expiration date of its outstanding warrants to purchase up to 6,909,000 shares of common stock to March 7, 2026.  The terms of the warrants, including the exercise price of $0.15 per share, remain in effect without modification.

