Form 10-Q
period 2023-06-30
CHASE PACKAGING CORP
filed 2023-08-01
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2023
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$410,815	$441,243

TOTAL ASSETS	$410,815	$441,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$477	$477
TOTAL LIABILITIES	477	477

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares designated; no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 shares outstanding	619	619
Treasury stock, $0.00001 par value 497,587 shares	(49,759)	(49,759)
Additional paid-in capital	9,115,727	8,493,917
Accumulated deficit	(8,656,249)	(8,004,011)
TOTAL STOCKHOLDERS’ EQUITY	410,338	440,766

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$410,815	$441,243

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	21,029	9,761	36,868	31,862

LOSS FROM OPERATIONS	(21,029)	(9,761)	(36,868)	(31,862)

OTHER INCOME (EXPENSE)
Interest and other income	4,087	250	6,440	278
Warrants modification expense	-	-	(621,810)	-
TOTAL OTHER INCOME (EXPENSE)	4,087	250	(615,370)	278

LOSS BEFORE INCOME TAXES	(16,942)	(9,511)	(652,238)	(31,584)

Provision for income taxes	-	-	-	-

NET LOSS	$(16,942)	$(9,511)	$(652,238)	$(31,584)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,882,172	61,882,172	61,882,172	61,882,172

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred		Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

For the Three and Six Months Ended June 30, 2022
Balance at December 31, 2021	-	$-	61,882,172	$619	$8,493,917	$(7,948,119)	(497,587)	$(49,759)	$496,658

Net loss for the three months ended March 31, 2022	-	-	-	-	-	(22,073)	-	-	(22,073)
Balance at March 31, 2022	-	$-	61,882,172	$619	$8,493,917	$(7,970,192)	(497,587)	$(49,759)	$474,585

Net loss for the three months ended June 30, 2022	-	-	-	-	-	(9,511)	-	-	(9,511)
Balance at June 30, 2022	-	$-	61,882,172	$619	$8,493,917	$(7,979,703)	(497,587)	$(49,759)	$465,074

For the Three and Six Months Ended June 30, 2023
Balance at December 31, 2022	-	$-	61,882,172	$619	$8,493,917	$(8,004,011)	(497,587)	$(49,759)	$440,766

Modification of warrants, expiration of 6,909,000 warrants extended to March 7, 2026					621,810				621,810
Net loss for the three months ended March 31, 2023	-	-	-	-	-	(635,296)	-	-	(635,296)
Balance at March 31, 2023	-	$-	61,882,172	$619	$9,115,727	$(8,639,307)	(497,587)	$(49,759)	$427,280

Net loss for the three months ended June 30, 2023	-	-	-	-	-	(16,942)	-	-	(16,942)
Balance at June 30, 2023	-	$-	61,882,172	$619	$9,115,727	$(8,656,249)	(497,587)	$(49,759)	$410,338

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(652,238)	$(31,584)
Adjustment to reconcile to net loss to net cash used in operating activities:
Warrants modification expense	621,810	-
Change in operating assets and liabilities:
Accounts payable and accrued expenses	-	383

Net cash used in operating activities	(30,428)	(31,201)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH	(30,428)	(31,201)

Cash, beginning of period	441,243	497,135

CASH, END OF PERIOD	$410,815	$465,934

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See notes to interim condensed unaudited financial statements.

CHASE PACKAGING CORPORATION

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023 AND DECEMBER 31, 2022

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2023, and results of operations and cash flows for the six months ended June 30, 2023 and 2022, as applicable, have been made. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full fiscal year ended December 31, 2023 or any future periods.

NOTE 2 - LIQUIDITY:

At June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $410,815 and $441,243, respectively, consisting of money market funds and U.S. Treasury Bills. Our net losses incurred for the six months ended June 30, 2023 and 2022, amounted to $652,238 and $31,584, respectively, and we had working capital of $410,338 and $440,766 at June 30, 2023 and December 31, 2022, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS:

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of six months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2023 and December 31, 2022, the Company had cash in insured accounts in the amount of $60,815 and $141,243, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $350,000 and $300,000, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At June 30, 2023 and December 31, 2022, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of June 30, 2023 and December 31, 2022.

Recently Adopted Accounting Pronouncements

The FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326). This standard requires a financial asset to be presented at the net amount expected to be collected. We expect the financial assets of the Company in scope of ASU 2016-13 will primarily be accounts receivable. The Company will estimate an allowance for expected credit losses on accounts receivable that result from the inability of customers to make required payments. In estimating the allowance for expected credit losses, consideration will be given to the current aging of receivables, historical experience, and a review for potential bad debts. The Company adopted this guidance in the second quarter of fiscal 2023 and it did not have a material impact on its results of operations, financial position, and disclosures.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the six months ended June 30, 2023 and 2022, respectively, which, if included, would have an antidilutive effect.

NOTE 5 - WARRANTS AND PREFERRED STOCKS:

Warrants

2023 Extension of Warrant Terms

The Company, acting by resolution of its Board of Directors, amended and extended the expiration date of its outstanding warrants to purchase up to 6,909,000 shares of common stock to March 7, 2026.  The terms of the warrants, including the exercise price of $0.15 per share, remain in effect without modification. The warrants modification expense of $621,810 was recorded as the incremental value of the modified warrants over the unmodified warrants on the modification date. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	4.66%
Average expected life-years	3
Expected volatility	182.19%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2022	6,909,000	$0.15	0.18
Granted	-	-	-
Extended	6,909,000	0.15	3.00
Exercised	-	-	-
Forfeited/expired	(6,909,000)	0.15	-
Outstanding at June 30, 2023	6,909,000	$0.15	2.69
Exercisable at June 30, 2023	6,909,000	$0.15	2.69

As of June 30, 2023 and December 31, 2022, the average remaining contractual life of the outstanding warrants was 2.69 years and 0.18 year, respectively. The warrants will expire on March 7, 2026.  The intrinsic value of the warrants at June 30, 2023 was $0 due to the exercise price exceeding the fair market value of the common stock.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of June 30, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

NOTE 6 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At June 30, 2023 and December 31, 2022, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at June 30, 2023 and December 31, 2022.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the six months ended June 30, 2023 and 2022.

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

There were no transfers in or out of any level during the six months ended June 30, 2023 or 2022.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the six months ended June 30, 2023 or 2022 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2023	2023	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$350,000	$350,000	$350,000	$—	$—
Money market funds	60,815	60,815	60,815	—	—
Total Assets	$410,815	$410,815	$410,815	$—	$—
	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2022	2022	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$300,000	$300,000	$300,000	$—	$—
Money market funds	141,243	141,243	141,243	—	—
Total Assets	$441,243	$441,243	$441,243	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from June 30, 2023 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended June 30, 2023 and 2022

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2023 and 2022, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2023 and 2022.

	Three months Ended June 30,
	2023	2022
Audit, accounting and legal fees	$10,970	$2,068
Payroll	5,113	5,107
Other general and administrative expense	4,946	2,586
	$21,029	$9,761

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $21,029 and $9,761 for the three months ended June 30, 2023 and 2022, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended June 30, 2023 and 2022.

	Three months Ended June 30,
	2023	2022
Interest and other income	$4,087	$250
Other Income (Expense)	$4,087	$250

Other income (expense) increased by $3,837 for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was related to the increase in interest and other income for the three months ended June 30, 2023.

Net Loss

The Company had a net loss of $16,942 for the three months ended June 30, 2023, compared with a net loss of $9,511 for the three months ended June 30, 2022. Increase in net loss was due primarily to the increase in professional fee.

Loss per share for the three months ended June 30, 2023 and 2022 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

For the six months ended June 30, 2023 and 2022

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2023 and 2022, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2023 and 2022.

	Six months Ended June 30,
	2023	2022
Audit, accounting and legal fees	16,970	13,741
Payroll	10,350	10,329
Other general and administrative expense	9,548	7,792
	$36,868	$31,862

Operating expenses consist mostly of audit and accounting fees and payroll. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $36,868 and $31,862 for the six months ended June 30, 2023 and 2022, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the six months ended June 30, 2023 and 2022.

	Six months Ended June 30,
	2023	2022

Interest and other income	$6,440	$278
Warrants modification expense	(621,810)	-
Other Income (Expense)	$(615,370)	$278

Other income (expense) decreased by $615,648 for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. The decrease in other income (expense) was related to the increase in warrants modification expense for the six months ended June 30, 2023.

Net Loss

The Company had a net loss of $652,238 or the six months ended June 30, 2023, compared with a net loss of $31,584 for the six months ended June 30, 2022. Increase in net loss was due primarily to the increase in warrants modification expense.

Loss per share for the six months ended June 30, 2023 and 2022 was approximately $(0.01) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2023 the Company had cash and cash equivalents of $410,815, consisting of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Six months Ended June 30,
	2023	2022

Net cash used in operating activities	$(30,428)	$(31,201)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net decrease in cash and cash equivalents	$(30,428)	$(31,201)

Net cash of $30,428 and $31,201 were used in operations during the six months ended June 30, 2023 and 2022, respectively.

The cash used in operating activities of $30,428 for the six months ended June 30, 2023 principally resulted from our net loss of $652,238, as adjusted for a non-cash charge for warrants modification expense of $621,810.

The use of cash of $31,201 used in operating activities for the six months ended June 30, 2022, principally resulted from our net loss of $31,584, as adjusted for changes in assets and liabilities of $383.

No cash flows were used in or provided by investing activities during the six months ended June 30, 2023 and 2022.

No cash flows were used in or provided by financing activities during the six months ended June 30, 2023 and 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended June 30, 2023, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: August 1, 2023	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

