Form 10-Q
period 2024-03-31
CHASE PACKAGING CORP
filed 2024-05-15
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2024
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$351,388	$388,171

TOTAL ASSETS	$351,388	$388,171

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,473	$4,985
TOTAL CURRENT LIABILITIES	3,473	4,985

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares designated; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 shares outstanding at March 31, 2024 and December 31, 2023	619	619
Treasury stock, $0.00001 par value 497,587 shares at March 31, 2024 and December 31, 2023	(49,759)	(49,759)
Additional paid-in capital	8,839,367	8,839,367
Accumulated deficit	(8,442,312)	(8,407,041)
TOTAL STOCKHOLDERS’ EQUITY	347,915	383,186

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$351,388	$388,171

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31,
	2024	2023

NET SALES	$—	$—

OPERATING EXPENSES:
General and administrative expense	39,137	15,839
TOTAL OPERATING EXPENSES	39,137	15,839

LOSS FROM OPERATIONS	(39,137)	(15,839)

OTHER INCOME (EXPENSE)
Interest and other income	3,866	2,353
Warrant modification expense	—	(621,810)
TOTAL OTHER INCOME (EXPENSE)	3,866	(619,457)

LOSS BEFORE INCOME TAXES	(35,271)	(635,296)

Provision for income taxes	—	—

NET LOSS	$(35,271)	$(635,296)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,882,172	61,882,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE ENDED MARCH 31, 2024 AND 2023

(Unaudited)

	Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2022	61,882,172	$619	$8,493,917	$(8,004,011)	(497,587)	$(49,759)	$440,766

Modification of warrants, expiration of 6,909,000 warrants extended to March 8, 2026	—	—	621,810	—	—	—	621,810
Net loss for the three months ended March 31, 2023	—	—	—	(635,296)	—	—	(635,296)
Balance at March 31, 2023	61,882,172	$619	$9,115,727	$(8,639,307)	(497,587)	$(49,759)	$427,280

	Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2023	61,882,172	$619	$8,839,367	$(8,407,041)	(497,587)	$(49,759)	$383,186

Net loss for the three months ended March 31, 2024	—	—	—	(35,271)	—	—	(35,271)
Balance at March 31, 2024	61,882,172	$619	$8,839,367	$(8,442,312)	(497,587)	$(49,759)	$347,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,271)	(635,296)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Warrants modification expense	—	621,810
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(1,512)	3,750)

Net cash used in operating activities	(36,783)	(9,736)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH	(36,783)	(9,736)

Cash, beginning of period	388,171	441,243

CASH, END OF PERIOD	$351,388	431,507

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2024

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

The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The unaudited condensed financial statements should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2024, and results of operations and cash flows for the three months ended March 31, 2024 and 2023, as applicable, have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full fiscal year ended December 31, 2024 or any future periods.

NOTE 2 - LIQUIDITY:

At March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $351,388 and $388,171, respectively, consisting of money market funds and U.S. Treasury Bills. Our net losses incurred for the three months ended March 31, 2024 and 2023, amounted to $35,271 and $635,296, respectively, and we had working capital of $347,915 and $383,186 at March 31, 2024 and December 31, 2023, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2024 and December 31, 2023, the Company had cash in insured accounts in the amount of $56,172 and $9,721, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $295,216 and $378,450, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At March 31, 2024 and December 31, 2023, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of March 31, 2024 and December 31, 2023.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the three months ended March 31, 2024 and 2023, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	4.66%
Average expected life-years	3
Expected volatility	182.19%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2023	6,909,000	$0.15	2.18
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at March 31, 2024	6,909,000	$0.15	1.93
Exercisable at March 31, 2024	6,909,000	$0.15	1.93

As of March 31, 2024 and December 31, 2023, the average remaining contractual life of the outstanding warrants was 1.93 years and 2.18 year, respectively. The warrants will expire on March 7, 2026. The intrinsic value of the warrants at March 31, 2024 was $276,360 due to the fair market value exceeding the exercise price of the common stock.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of March 31, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

NOTE 6 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At March 31, 2024 and December 31, 2023, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at March 31, 2024 and December 31, 2023.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the three months ended March 31, 2024 and 2023.

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

There were no transfers in or out of any level during the three months ended March 31, 2024 or 2023.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the three months ended March 31, 2024 or 2023 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2024	2024	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$295,216	$295,216	$295,216	$—	$—
Money market funds	56,172	56,172	56,172	—	—
Total Assets	$351,388	$351,388	$351,388	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2023	2023	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$378,450	$378,450	$378,450	$—	$—
Money market funds	9,721	9,721	9,721	—	—
Total Assets	$388,171	$388,171	$388,171	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENTS:

On February 7, 2024, the Company signed a non-binding indication of interest to acquire the three subsidiaries of Roseville Partners, LLC, a privately owned company. The indication of interest has now expired and has not been extended. While the Company may continue discussions with Roseville, there can be no assurance or expectation that the parties will enter into definitive agreements. A press release announcing the expiration of the indication of interest was issued April 29, 2024.

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

Results of Operations

For the three months ended March 31, 2024 and 2023

Revenue

The Company had no operations and no revenue for the three months ended March 31, 2024 and 2023, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Audit, accounting and legal fees	$26,889	$6,000
Payroll	5,280	5,237
Other general and administrative expense	6,968	4,602
	$39,137	$15,839

Operating expenses increased by $23,298 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was related to the increase in legal and professional fees for the three months ended March 31, 2024.

Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $39,137 and $15,839 for the three months ended March 31, 2024 and 2023, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023

Interest and other income	$3,866	$2,353
Warrants modification expense	—	(621,810)
Other Income (Expense)	$3,866	$(619,457)

Other income increased by $623,323 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The increase was related to the decrease in warrants modification expense for the three months ended March 31, 2024.

Net Loss

The Company had a net loss of $35,271 for the three months ended March 31, 2024, compared with a net loss of $635,296 for the three months ended March 31, 2023. Decrease in net loss was due primarily to the decrease in warrants modification expense, offset by the increase in professional fee.

Loss per share for the three months ended March 31, 2024 and 2023 was approximately $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At March 31, 2024 the Company had cash and cash equivalents of $351,388, consisting of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(36,783)	$(9,736)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(36,783)	$(9,736)

Net cash of $36,783 and $9,736 were used in operations during the three months ended March 31, 2024 and 2023, respectively.

The cash used in operating activities of $36,783 for the three months ended March 31, 2024 principally resulted from our net loss of $35,279 offset by change in accounts payable and accrued expenses of $1,504.

The cash used in operating activities of $9,736 for the three months ended March 31, 2023 principally resulted from our net loss of $635,296, as adjusted for a non-cash charge for warrants modification expense of $621,810, and a change in accounts payable and accrued expenses of $3,750.

No cash flows were used in or provided by investing activities during the three months ended March 31, 2024 and 2023.

No cash flows were used in or provided by financing activities during the three months ended March 31, 2024 and 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended March 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: May15, 2024	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

