Form 10-Q
period 2024-06-30
CHASE PACKAGING CORP
filed 2024-07-30
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2024
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2024	2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$327,905	$388,171

TOTAL ASSETS	$327,905	$388,171

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,351	$4,985
TOTAL CURRENT LIABILITIES	3,351	4,985

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares designated; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 shares outstanding at June 30, 2024 and December 31, 2023	619	619
Treasury stock, $0.00001 par value 497,587 shares at June 30, 2024 and December 31, 2023	(49,759)	(49,759)
Additional paid-in capital	8,839,367	8,839,367
Accumulated deficit	(8,465,673)	(8,407,041)
TOTAL STOCKHOLDERS’ EQUITY	324,554	383,186

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$327,905	$388,171

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

NET SALES	$-	$-	$-	$-

EXPENSES:
General and administrative expense	27,553	21,029	66,690	36,868

LOSS FROM OPERATIONS	(27,553)	(21,029)	(66,690)	(36,868)

OTHER INCOME (EXPENSE)
Interest and other income	4,192	4,087	8,058	6,440
Warrants modification expense	-	-	-	(621,810)
TOTAL OTHER INCOME (EXPENSE)	4,192	4,087	8,058)	(615,370)

LOSS BEFORE INCOME TAXES	(23,361)	(16,942)	(58,632)	(652,238)

Provision for income taxes	-	-	-	-

NET LOSS	$(23,361)	$(16,942)	$(58,632)	$(652,238)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,882,172	61,882,172	61,882,172	61,882,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

For the Three and Six Months Ended June 30, 2023
Balance at December 31, 2022	61,882,172	$619	$8,493,917	$(8,004,011)	(497,587)	$(49,759)	$440,766

Modification of warrants, expiration of 6,909,000 warrants extended to March 7, 2026			621,810				621,810
Net loss for the three months ended March 31, 2023	-	-	-	(635,296)	-	-	(635,296)
Balance at March 31, 2023	61,882,172	$619	$9,115,727	$(8,639,307)	(497,587)	$(49,759)	$427,280

Net loss for the three months ended June 30, 2023	-	-	-	(16,942)	-	-	(16,942)
Balance at June 30, 2023	61,882,172	$619	$9,115,727	$(8,656,249)	(497,587)	$(49,759)	$410,338

For the Three and Six Months Ended June 30, 2024
Balance at December 31, 2023	61,882,172	$619	$8,839,367	$(8,407,041)	(497,587)	$(49,759)	$383,186

Net loss for the three months ended March 31, 2024	-	-	—	(35,271)	-	-	(35,271)
Balance at March, 2024	61,882,172	$619	$8,839,367	$(8,442,312)	(497,587)	$(49,759)	$347,915

Net loss for the three months ended June 30, 2024	-	-	-	(23,361)	-	-	(23,361)
Balance at June 30, 2024	61,882,172	$619	$8,839,367	$(8,465,673)	(497,587)	$(49,759)	324,554

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,632)	(652,238)

Adjustments to reconcile net loss from operations to net cash used in operating activities:
Warrants modification expense	—	621,810
Change in operating assets and liabilities:
Accounts payable and accrued expenses	(1,634)	—

Net cash used in operating activities	(60,266)	(30,428)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH	(60,266)	(30,428)

Cash, beginning of period	388,171	441,243

CASH, END OF PERIOD	$327,905	410,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2024

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2024, and results of operations and cash flows for the six months ended June 30, 2024 and 2023, as applicable, have been made. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full fiscal year ended December 31, 2024 or any future periods.

NOTE 2 - LIQUIDITY:

At June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $327,905 and $388,171, respectively, consisting of money market funds and U.S. Treasury Bills. Our net losses incurred for the six months ended June 30, 2024 and 2023, amounted to $58,632 and $652,238, respectively, and we had working capital of $324,554 and $383,186 at June 30, 2024 and December 31, 2023, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of six months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2024 and December 31, 2023, the Company had cash in insured accounts in the amount of $5,696 and $9,721, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $322,209 and $378,450, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At June 30, 2024 and December 31, 2023, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of June 30, 2024 and December 31, 2023.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the six months ended June 30, 2024 and 2023, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	4.66%
Average expected life-years	3
Expected volatility	182.19%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2023	6,909,000	$0.15	2.18
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at June 30, 2024	6,909,000	$0.15	1.68
Exercisable at June 30, 2024	6,909,000	$0.15	1.68

As of June 30, 2024 and December 31, 2023, the average remaining contractual life of the outstanding warrants was 1.68 years and 2.18 year, respectively. The warrants will expire on March 7, 2026. The intrinsic value of the warrants at June 30, 2024 was $0.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of June 30, 2024 and December 31, 2023, there was no preferred stock issued or outstanding.

NOTE 6 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At June 30, 2024 and December 31, 2023, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at June 30, 2024 and December 31, 2023.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the six months ended June 30, 2024 and 2023.

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

There were no transfers in or out of any level during the six months ended June 30, 2024 or 2023.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the six months ended June 30, 2024 or 2023 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2024	2024	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$322,209	$322,209	$322,209	$—	$—
Money market funds	5,696	5,696	5,696	—	—
Total Assets	$327,905	$327,905	$327,905	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2023	2023	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$378,450	$378,450	$378,450	$—	$—
Money market funds	9,721	9,721	9,721	—	—
Total Assets	$388,171	$388,171	$388,171	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from June 30, 2024 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended June 30, 2024 and 2023

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2024 and 2023, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
Audit, accounting and legal fees	$21,970	$10,970
Payroll	4,987	5,113
Other general and administrative expense	596	4,946
	$27,553	$21,029

Operating expenses increased by $6,524 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily related to the increase in legal and professional fees for the three months ended June 30, 2024.

Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $27,553 and $21,029 for the three months ended June 30, 2024 and 2023, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023

Interest and other income	$4,192	$4,087
Other Income (Expense)	$4,192	$4,087

Other income increased by $105 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was related to the increase in interest income for the three months ended June 30, 2024.

Net Loss

The Company had a net loss of $23,361 for the three months ended June 30, 2024, compared with a net loss of $16,942 for the three months ended June 30, 2023. Increase in net loss was due primarily to the increase in professional fees.

Loss per share for the three months ended June 30, 2024 and 2023 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six months ended June 30, 2024 and 2023

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2024 and 2023, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Audit, accounting and legal fees	$48,859	$16,970
Payroll	10,267	10,350
Other general and administrative expense	7,564	9,548
	$66,690	$36,868

Operating expenses increased by $29,822 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was primarily related to the increase in legal and professional fees for the six months ended June 30, 2024.

Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $66,690 and $36,868 for the six months ended June 30, 2024 and 2023, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023

Interest and other income	$8,058	$6,440
Warrants modification expense	—	(621,810)
Other Income (Expense)	$8,058	$(615,370)

Other income increased by $623,428 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase was related to the decrease in warrants modification expense for the six months ended June 30, 2024.

Net Loss

The Company had a net loss of $58,632 for the six months ended June 30, 2024, compared with a net loss of $652,238  for the six months ended June 30, 2023. Decrease in net loss was due primarily to the decrease in warrants modification expense, offset by the increase in professional fee.

Loss per share for the six months ended June 30, 2024 and 2023 was approximately $(0.00) and $(0.01) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2024 the Company had cash and cash equivalents of $327,905, consisting of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(60,266)	$(30,428)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net decrease in cash and cash equivalents	$(60,266)	$(30,428)

Net cash of $60,266 and $30,428 were used in operations during the six months ended June 30, 2024 and 2023, respectively.

The cash used in operating activities of $60,266 for the six months ended June 30, 2024 principally resulted from our net loss of $61,632 offset by change in accounts payable and accrued expenses of $1,634.

The cash used in operating activities of $30,428 for the six months ended June 30, 2023 principally resulted from our net loss of $652,238, as adjusted for a non-cash charge for warrants modification expense of $621,810.

No cash flows were used in or provided by investing activities during the six months ended June 30, 2024 and 2023.

No cash flows were used in or provided by financing activities during the six months ended June 30, 2024 and 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended June 30, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: July 30, 2024	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

