Form 10-K
period 2024-12-31
CHASE PACKAGING CORP
filed 2025-04-01
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2024 was approximately $4,433,180 based upon 44,331,799 shares held by non-affiliates and the last reported sales price of $0.10 per share on such date.

Number of shares of common stock outstanding as of March 31, 2025: 61,882,172

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year ended December 31, 2024

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the OTC Pink Market under the symbol “WHLT.” Equiniti Trust Company, LLC, formerly American Stock Transfer and Trust Company, has determined that there were approximately 225 holders of record on December 31, 2024. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 31, 2024 were $0.038 and $0.028, respectively, and the last trade was $0.028.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2024 and 2023 are displayed in the following table:

	2024 Market Price		2023 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.600	$0.002	$0.100	$0.060
June 30	$0.200	$0.100	$0.100	$0.015
September 30	$0.198	$0.033	$0.168	$0.021
December 31	$0.054	$0.028	$0.148	$0.021

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2024 and 2023

Revenue

The Company had no operations and no revenue for the years ended December 31, 2024 and 2023 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023
Audit and professional fees	$65,676	$33,638
Payroll	20,803	20,734
Other general and administrative expense	18,408	17,887
	$104,887	$72,259

Operating expenses consist mostly of audit and accounting fees and payroll. There were more operating expenses for the year ended December 31, 2024, mainly due to higher legal and professional fees incurred in 2024. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operation

The Company incurred a loss from operations of $104,887 and $72,259 for the years ended December 31, 2024 and 2023, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023
Interest and other income	$15,938	$14,679
Warrant modification expense	-	(345,450)
	$15,938	$(330,771)

Other expense improved by $346,709 for the year ended December 31, 2024 as compared to the year ended December 31, 2023. The improvement was caused by a decrease in warrant modification expenses (See Note 6 on the accompanying financial statements) and more interest income in 2024 as compared to 2023 due to higher interest rates.

Net Loss

The Company had a net loss of $88,949 for the year ended December 31, 2024, compared with a net loss of $403,030 for the year ended December 31, 2023. The decrease in net loss was due to the above-mentioned effect of the warrant modification expense.

Losses per share for the years ended December 31, 2024 and 2023 were $(0.00) and $(0.01) per share, respectively, based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2024 the Company had cash and cash equivalents of $297,710, consisting of money market funds invested in U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Year ended December 31,
	2024	2023
Net cash used in operating activities	$(90,461)	$(53,072)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	-
Net cash outflow	$(90,461)	$(53,072)

Net cash of $90,461 and $53,072 were used in operations during the year ended December 31, 2024 and 2023, respectively.

The use of cash of $90,461 used in operating activities for the year ended December 31, 2024, principally resulted from the net loss of $88,949.

The use of cash of $53,072 used in operating activities for the year ended December 31, 2023, principally resulted from our net loss of $403,030, as adjusted for a non-cash charge for warrants modification expense of $345,450.

No cash flows were used in or provided by investing activities during the years ended December 31, 2024 and 2023.

No cash proceeds were used in or provided by financing activities during the years ended December 31, 2024 and 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2024 and 2023 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our Board, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Our Board, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

The Company’s Board of Directors has conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

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

The Warrant Modification Expense material weakness reported in the Company’s Annual Report on Form10-K for the year ended December 31, 2023 was fully remediated.

During the year ended December 31, 2024, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

Remediation of Material Weakness of Internal Control over Financial Reporting

Management strengthened internal control over financial reporting through a direct oversight of the Board of Directors to monitor the terms and transactions which the Company entered into.  The Company believes that significant progress has been made in enhancing internal controls as of December 31, 2024 and has concluded that the enhanced controls are operating effectively. The material weakness described in Part II, Item 9A, "Controls and Procedures" in our Annual Report on Form 10-K for the year ended December 31, 2023 has been fully remediated.

ITEM 9B. OTHER INFORMATION.

None

ITEM 9B. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS.

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

William J. Barrett, 85

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

Herbert M. Gardner, 85

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

Director

John A. Forbes, 65

Joined the Board of Directors in 2019, a partner with Outcomes LLC and Full Sails LLC, two firms engaged in new product development and strategic business consulting, since June 2017. Previously, Mr. Forbes was the President of Utilimaster, a business unit of Spartan Motors USA, Inc., from July 2010 to June 2017. Mr. Forbes currently serves on the board of Patrick Industries, Inc. (“PATK”) and serves as a member of its Audit, Governance and Compensation Committees. Mr. Forbes has over 35 years of experience in serving various manufacturing industries and has extensive experience with operations management, acquisitions, strategic planning, risk management, and banking relations. He has been determined to be an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission (the "SEC").  Mr. Forbes resigned as a member of our Board of Directors on February 26, 2025.

Director

Matthew W. Long CPA, MBA, 63

Joined the Board of Directors in 2019, Chairman of Ryker Holdings, Inc., a private electrical construction company, served as Chief Financial Officer of ARC American from August 2019 through December 2022, served as Interim Chief Financial Officer for Spartan Motors, Inc. a publicly traded manufacturer of specialty vehicles until their Chief Financial Officer returned from medical leave at the end of 2018. Mr. Long served as a member of Board of Directors of Skyline Corporation serving on the Audit and Compensation Committees in 2017 and 2018 until the company was acquired in 2018. Mr. Long served as Chief Financial Officer, Treasurer, and Assistant Secretary of Supreme Industries, Inc. a publicly-traded leading manufacturer of truck bodies and specialized commercial vehicles from April 2011 until the company was acquired in September 2017 where he played a critical role in improving the company’s profitability.

Director

Mark C. Neilson, 66

Joined the Board of Directors in 2019, Founder/Managing Partner of Accretive CFO Services of San Diego LLC, a financial consulting services firm since December 2010; part owner of REF007, LLC, a San Diego-based franchise of Executive Peer Groups since April 2020; Director of Supreme Industries, Inc. from May 2003 to September 2017; Director of SmokerCraft, Inc., a manufacturer of pontoon and fishing boats, since December 2010; Director of Earthway Products, Inc., a manufacturer of fertilizer spreaders from December 2016 to August 2023; and Director of PenChecks, Inc., a provider of retirement plan distribution services since July 2020. Mr. Neilson qualifies as an “audit committee financial expert” under guidelines of the Securities and Exchange Commission

Director

Wayne A. Whitener, 73

Joined the Board of Directors in 2009. Mr. Whitener, was Director of Dawson Geophysical Company (formerly TGC Industries, Inc.), a company engaged in the geophysical services industry, from 1984 until retiring in 2019; Executive Vice Chairman of Dawson since February 2015 until retirement, President of Dawson from July 1986 until February 2015; and Chief Executive Officer of Dawson from 1999 until February 2015. As the principal executive officer of another public company, Mr. Whitener provides valuable insight and guidance on the issues of corporate strategy and risk management.

Director

Executive Officers

The following table sets forth certain information concerning the persons who serve as executive officers of the Company and who will continue to serve in such positions at the discretion of the Board of Directors.

Ann C. W. Green	83	Principal Executive Officer, Chief Financial Officer and Assistant Secretary

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green,	2024	$17,000	-0-	$0	-0-	-0-	-0-	-0-	$17,000
Chief Financial Officer	2023	$17,000	-0-	$0	-0-	-0-	-0-	-0-	$17,000

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

Depositories such as The Depository Trust Company (Cede & Company) as of March 14, 2025 held, in the aggregate, more than 5% of the then outstanding Common Stock voting shares. The Company understands that such depositories hold such shares for the benefit of various participating brokers, banks, and other institutions which are entitled to vote such shares according to the instructions of the beneficial owners thereof. The Company has no reason to believe that any of such beneficial owners hold more than 5% of the Company’s outstanding voting securities.

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

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2024 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

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

	Fiscal year ended December 31,
	2024	2023
1. Audit fees	$19,424	$12,668
2. Audit-related fees	-	-
3. Tax fees	600	6,075
4. All other fees	-	-
Totals	$20,024	$18,743

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

CHASE PACKAGING CORPORATION

Date: March 31, 2025	By:	/s/ Ann C. W. Green
Ann C. W. Green
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2025	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

Date: March 31, 2025	By:	/s/ William J. Barrett
William J. Barrett
Lead Director

Date: March 31, 2025	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 31, 2025	By:	/s/ Matthew W. Long
Matthew W. Long
Director

Date: March 31, 2025	By:	/s/ Mark C. Neilson
Mark C. Neilson
Director

Date: March 31, 2025	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

- INDEX TO FINANCIAL STATEMENTS -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Shareholders of Chase Packaging

Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chase Packaging Corporation (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2025

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$297,710	$388,171

TOTAL ASSETS	$297,710	$388,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,473	$4,985
TOTAL CURRENT LIABILITIES	3,473	4,985

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued as of December 31, 2024 and 2023 and 61,882,172 outstanding as of December 31, 2024 and 2023	619	619
Treasury stock, $0.00001 par value 497,587 shares as of December 31, 2024 and December 31, 2023	(49,759)	(49,759)
Additional paid-in capital	8,839,367	8,839,367
Accumulated deficit	(8,495,990)	(8,407,041)
TOTAL STOCKHOLDERS’ EQUITY	294,237	383,186

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$297,710	$388,171

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year ended December 31,
	2024	2023

NET SALES	$—	$—

OPERATING EXPENSES:
General and administrative expense	104,887	72,259

LOSS FROM OPERATIONS	(104,887)	(72,259)

OTHER INCOME (EXPENSE)
Interest and other income	15,938	14,679
Warrant modification expense	—	(345,450)

TOTAL OTHER INCOME (EXPENSE)	15,938	(330,771)

LOSS BEFORE INCOME TAXES	(88,949)	(403,030)

Provision for income taxes	—	-

NET LOSS	$(88,949)	$(403,030)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	61,882,172	61,882,172

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2022	61,882,172	$619	$8,493,917	$(8,004,011)	(497,587)	$(49,759)	$440,766

Modification of warrants, expiration of 6,909,000 warrants extended to March 8, 2026	—	—	345,450	—	—	—	345,450
Net loss for the year ended December 31, 2023	—	—	—	(403,030)	—	—	(403,030)
Balance at December 31, 2023	61,882,172	$619	$8,839,367	$(8,407,041)	(497,587)	$(49,759)	$383,186

Net loss for the year ended December 31, 2024	—	—	—	(88,949)	—	—	(88,949)
Balance at December 31, 2024	61,882,172	$619	$8,839,367	$(8,495,990)	(497,587)	$(49,759)	$294,237

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,949)	$(403,030)

Adjustments to reconcile net loss to net cash used in operating activities:
Warrant modification expense	—	345,450
Change in assets and liabilities:
Accounts payable and accrued expenses	(1,512)	4,508

Net cash used in operating activities	(90,461)	(53,072)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(90,461)	(53,072)

Cash and cash equivalents, at beginning of year	388,171	441,243

CASH AND CASH EQUIVALENTS, END OF YEAR	$297,710	$388,171

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

NOTE 2 - LIQUIDITY:

At December 31, 2024 and 2023, the Company had cash and cash equivalents of $297,710 and $388,171, respectively, consisting of money market funds and U.S. Treasury Bills. The Company’s net losses incurred for the years ended December 31, 2024 and 2023, amounted to $88,949 and $403,030, respectively, and it had working capital of $294,237 and $383,186 at December 31, 2024 and 2023, respectively. Management believes that the Company’s cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2024 and 2023, the Company had cash in insured accounts in the amount of $2,622 and $9,721, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $295,088 and $378,450, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At December 31, 2024 and 2023, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of December 31, 2024 and December 31, 2023.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire Company.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 6) from the calculation of diluted loss per share for the years ended December 31, 2024 and 2023, respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

The Company has recorded a full valuation allowance on its net deferred tax assets and therefore any impact on the value of the Company’s deferred tax assets will be offset by a change in the valuation allowance, which increased by $22,240 and $14,400 during the years ended December 31, 2024 and 2023, respectively.

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2024 and 2023 annual effective tax rate is estimated to be a combined 25%, respectively for the U.S. combined federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2024 and 2023, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of December 31, 2024 and 2023, respectively, are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$309,675	$287,450
Less valuation allowance	(309,675)	(287,450)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S federal and state tax rate (25%) for the years ended December 31, 2024 and 2023 due to the following:

	2024	2023
Book income	$(22,240)	$(100,760)
Warrant modification expense	—	155,450
Valuation allowance	22,240	(54,690)
Income tax expense	$—	$—

The Company has a net operating loss carry forward for federal and state tax purposes of approximately $1,238,800 and $1,149,800 as of December 31, 2024 and 2023, respectively, that is potentially available to offset future taxable income. The Act changes the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2024 and 2023, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of the Company’s carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

The Company’s tax returns for the years ended December 31, 2024 and 2023 are open for examination under Federal Statute of Limitations.

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

Average risk-free interest rate	4.66%
Average expected life-years	3
Expected volatility	182.19%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2023	6,909,000	$0.15	2.18
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at December 31, 2024	6,909,000	$0.15	1.18
Exercisable at December 31, 2024	6,909,000	$0.15	1.18

As of December 31, 2024 and 2023, the average remaining contractual life of the outstanding warrants was 1.18 years and 2.18 year, respectively. The warrants will expire on March 7, 2026. The intrinsic value of the warrants at December 31, 2024 was $0.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of December 31, 2024 and 2023 there was no Preferred Stock issued or outstanding.

NOTE 7 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At December 31, 2024 and 2023, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at December 31, 2024 and 2023.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the year ended December 31, 2024 or 2023.

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

There were no transfers in or out of any level during the year ended December 31, 2024 or 2023.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the years ended December 31, 2024 or 2023 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2024	2024	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$295,088	$295,088	$295,088	$—	$—
Money market funds	2,622	2,622	2,622	—	—
Total Assets	$297,710	$297,710	$297,710	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2023	2023	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$378,450	$378,450	$378,450	$—	$—
Money market funds	9,721	9,721	9,721	—	—
Total Assets	$388,171	$388,171	$388,171	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 - SUBSEQUENT EVENTS:

On February 26, 2025, John A Forbes resigned as a member of our board of Directors.  Mr. Forbes had served as a member of the audit committee of the Board of Directors.  He had been determined to be an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission and will be replaced as such by Mark C Neilson.  Mr. Forbes’ resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices, including accounting or financial policies.  The Company has determined that there are no other subsequent events from December 31, 2024 through the issuance date of these financial statements, and there are no other events requiring disclosure.

