Form 10-Q
period 2025-06-30
CHASE PACKAGING CORP
filed 2025-07-11
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 10, 2025
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

 CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2025	2024

CURRENT ASSETS:
Cash and cash equivalents	$253,317	$297,710

TOTAL ASSETS	$253,317	$297,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$3,473	$3,473
TOTAL CURRENT LIABILITIES	3,473	3,473

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares designated; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 shares outstanding at June 30, 2025 and December 31, 2024	619	619
Treasury stock, $0.00001 par value 497,587 shares at June 30, 2025 and December 31, 2024	(49,759)	(49,759)
Additional paid-in capital	8,839,367	8,839,367
Accumulated deficit	(8,540,383)	(8,495,990)
TOTAL STOCKHOLDERS’ EQUITY	249,844	294,237
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$253,317	$297,710

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

EXPENSES:
General and administrative expense	32,456	27,553	49,781	66,690

LOSS FROM OPERATIONS	(32,456)	(27,553)	(49,781)	(66,690)

OTHER INCOME (EXPENSE)
Interest and other income	2,570	4,192	5,388	8,058
TOTAL OTHER INCOME (EXPENSE)	2,570	4,192	5,388	8,058

LOSS BEFORE INCOME TAXES	(29,886)	(23,361)	(44,393)	(58,632)
Provision for income taxes	—	—	—	—
NET LOSS	$(29,886)	$(23,361)	$(44,393)	$(58,632)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,882,172	61,882,172	61,882,172	61,882,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE ENDED JUNE 30, 2025
			Additional
	Common		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at March 31, 2025	62,379,759	$619	$8,839,367	$(8,510,497)	(497,587)	$(49,759)	$279,730

Net loss for the three months ended June 30, 2025	—	—	—	(29,886)	—	—	(29,886)
Balance at June 30, 2025	62,379,759	$619	$8,839,367	$(8,540,383)	(497,587)	$(49,759)	$249,844

FOR THE SIX ENDED JUNE 30, 2025
			Additional
	Common		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2024	62,379,759	$619	$8,839,367	$(8,495,990)	(497,587)	$(49,759)	$294,237

Net loss for the six months ended June 30, 2025	—	—	—	(44,393)	—	—	(44,393)
Balance at June 30, 2025	62,379,759	$619	$8,839,367	$(8,540,383)	(497,587)	$(49,759)	$249,844

FOR THE THREE ENDED JUNE 30, 2024
			Additional
	Common		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at March 31, 2024	62,379,759	$619	$8,839,367	$(8,442,312)	(497,587)	$(49,759)	$347,915

Net loss for the three months ended June 30, 2024	—	—	—	(23,361)	—	—	(23,361)
Balance at June 30, 2024	62,379,759	$619	$8,839,367	$(8,465,673)	(497,587)	$(49,759)	$324,554

FOR THE SIX ENDED JUNE 30, 2024
			Additional
	Common		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at December 31, 2023	62,379,759	$619	$8,839,367	$(8,407,041)	(497,587)	$(49,759)	$383,186

Net loss for the six months ended June 30, 2024	—	—	—	(58,632)	—	—	(58,632)
Balance at June 30, 2024	62,379,759	$619	$8,839,367	$(8,465,673)	(497,587)	$(49,759)	$324,554

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(44,393)	(58,632)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	—	(1,634)
Net cash used in operating activities	(44,393)	(60,266)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH	(44,393)	(60,266)

Cash, Beginning of Period	297,710	388,171

CASH, END OF PERIOD	$253,317	$327,905

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of June 30, 2025, and results of operations and cash flows for the six months ended June 30, 2025 and 2024, as applicable, have been made. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full fiscal year ended December 31, 2024 or any future periods.

NOTE 2 - LIQUIDITY:

At June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $253,317 and $297,710, respectively, consisting of money market funds and U.S. Treasury Bills. Our net losses incurred for the six months ended June 30, 2025 and 2024, amounted to $44,393 and $58,632, respectively, and we had working capital of $249,844 and $294,237 at June 30, 2025 and December 31, 2024, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of June 30, 2025 and December 31, 2024, the Company had cash in insured accounts in the amount of $2,341 and $2,622, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $250,976 and $295,088, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At June 30, 2025 and December 31, 2024, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of June 30, 2025 and December 31, 2024.

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

ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued by the FASB in December 2023. This guidance enhances income tax disclosure requirements by mandating the disclosure of (1) specific categories in the rate reconciliation, (2) income or loss from continuing operations before income taxes, disaggregated between domestic and foreign, and (3) income tax expense or benefit from continuing operations, disaggregated by federal, state, and foreign. The ASU also requires disclosure of income tax payments to federal, state, local, and foreign jurisdictions, among other changes. The standard is effective for annual periods beginning after December 15, 2024, and will be adopted by the Company as permitted. The Company will apply the guidance on a prospective basis and the adoption is not expected to have a material impact on its condensed financial statements or related disclosures.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the three months ended June 30, 2025 and 2024, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	4.66%
Average expected life-years	3
Expected volatility	182.19%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2024	6,909,000	$0.15	1.18
Granted	-	-	-
Extended
Exercised	-	-	-
Forfeited/expired	-	-	-
Outstanding at June 30, 2025	6,909,000	$0.15	0.68
Exercisable at June 30, 2025	6,909,000	$0.15	0.68

As of June 30, 2025 and December 31, 2024, the average remaining contractual life of the outstanding warrants was 0.68 years and 1.18 year, respectively. The warrants will expire on March 7, 2026. The intrinsic value of the warrants at June 30, 2025 was $0.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of June 30, 2025 and December 31, 2024, there was no preferred stock issued or outstanding.

NOTE 6 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At June 30, 2025 and December 31, 2024, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at June 30, 2025 and December 31, 2024.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the three months ended June 30, 2025 and 2024.

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

There were no transfers in or out of any level during the six months ended June 30, 2025 or 2024.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the six months ended June 30, 2025 or 2024 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively:

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2025	2025	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$250,976	$250,976	$250,976	$—	$—
Money Market Funds	2,341	2,341	2,341	—	—
Total Assets	$253,317	$253,317	$253,317	$—	$—

	Carrying Amount In Balance Sheet June 30,	Fair Value June 30,	Fair Value Measurement Using
	2024	2024	Level 1	Level 2	Level 3
Assets:
Treasury Bills	$295,088	$295,088	$295,088	$—	$—
Money Market Funds	2,622	2,622	2,622	—	—
Total Assets	$297,710	$297,710	$297,710	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from June 30, 2025 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations

For the three months ended June 30, 2025 and 2024

Revenue

The Company had no operations and no revenue for the three months ended June 30, 2025 and 2024, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024
Audit and accounting fees	$9,600	$21,970
Payroll expense	5,147	4,987
Other general and administrative expense	17,709	596
	$32,456	$27,553

Operating expenses increased by $4,903 for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was related to the increase in other general and administrative expenses offset by a decrease in legal and professional fees for the three months ended June 30, 2025.

Other general and administrative expenses are comprised of OTC registration fee, transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $32,456 and $27,553 for the three months ended June 30, 2025 and 2024, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024

Interest and other income	$2,570	$4,192
Other Income (Expense), net	$2,570	$4,192

Other income decreased by $1,622 for the six months ended June 30, 2025 as compared to the three months ended June 30, 2024. This decrease primarily resulted from a lower bank balance during the three months ended June 30, 2025.

Net Loss

The Company had a net loss of $29,886 for the three months ended June 30, 2025, compared with a net loss of $23,361 for the three months ended June 30, 2024. The increase in net loss was due to the above-mentioned effect of Other general and administrative expense.

Loss per share for the three months ended June 30, 2025 and 2024 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the six months ended June 30, 2025 and 2024

Revenue

The Company had no operations and no revenue for the six months ended June 30, 2025 and 2024, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024
Audit and accounting fees	$18,845	$48,859
Payroll expense	10,431	10,267
Other general and administrative expense	20,505	7,564
	$49,781	$66,690

Operating expenses decreased by $16,909 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease was related to the decrease in legal and professional fees for the six months ended June 30, 2025.

Other general and administrative expenses are comprised of OTC registration fee, transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $49,781 and $66,690 for the six months ended June 30, 2025 and 2024, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024

Interest and other income	$5,388	$8,058
Other Income (Expense), net	$5,388	$8,058

Other income decreased by $2,670 for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. This decrease primarily resulted from a lower bank balance during the six months ended June 30, 2025.

Net Loss

The Company had a net loss of $44,393 for the six months ended June 30, 2025, compared with a net loss of $58,632 for the six months ended June 30, 2024. The decrease in net loss was due to the above-mentioned effect of legal and professional fees expense.

Loss per share for the six months ended June 30, 2025 and 2024 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At June 30, 2025 the Company had cash and cash equivalents of $253,317, consisting of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(44,393)	$(60,266)
Net cash provided by investing activities	—	—
Net cash provided by financing activities	—	—
Net cash outflow	$(44,393)	$(60,266)

Net cash of $44,393 and $60,266 were used in operations during the six months ended June 30, 2025 and 2024, respectively.

The cash used in operating activities of $44,393 for the six months ended June 30, 2025 principally resulted from our net loss of $44,393.

The cash used in operating activities of $60,266 for the six months ended June 30, 2024 principally resulted from our net loss of $58,632 and change in accounts payable and accrued expenses of $1,634.

No cash flows were used in or provided by investing activities during the six months ended June 30, 2025 and 2024.

No cash flows were used in or provided by financing activities during the six months ended June 30, 2025 and 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended June 30, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: July 11, 2025	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

