Form 10-K
period 2025-12-31
CHASE PACKAGING CORP
filed 2026-03-30
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2025 was approximately $4,168,886 based upon 41,688,861 shares held by non-affiliates and the last reported sales price of $0.10 per share on such date.

Number of shares of common stock outstanding as of March 30, 2026: 61,882,172

Documents incorporated by reference

Listed below are documents, parts of which are incorporated herein by reference, and the part of this report into which the document is incorporated: None

CHASE PACKAGING CORPORATION

FORM 10-K

For the Fiscal Year ended December 31, 2025

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is quoted on the OTC Pink Market under the symbol “WHLT.” Equiniti Trust Company, LLC, formerly American Stock Transfer and Trust Company, has determined that there were approximately 225 holders of record on December 31, 2025. Trading volume in the Company’s securities has been nominal. The last reported high and low prices on December 31, 2025 were $0.094 and $0.094, respectively, and the last trade was $0.094.

High and low closing stock prices for the Company’s common stock in the years ended December 31, 2025 and 2024 are displayed in the following table:

	2025 Market Price		2024 Market Price
Quarter Ended	High	Low	High	Low

March 31	$0.100	$0.036	$0.600	$0.002
June 30	$0.100	$0.026	$0.200	$0.100
September 30	$0.100	$0.016	$0.198	$0.033
December 31	$0.094	$0.023	$0.054	$0.028

The Company has never paid cash dividends on its shares of common stock and does not anticipate the payment of dividends on its shares of common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Results of Operations

For the years ended December 31, 2025 and 2024

Revenue

The Company had no operations and no revenue for the years ended December 31, 2025 and 2024 and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the years ended December 31, 2025 and 2024.

	Year ended
	December 31,
	2025	2024
Audit and accounting fees	$39,545	$65,676
Payroll expense	20,707	20,803
Other general and administrative expense	25,621	18,408
Total	$86,623	$104,887

Operating expenses consist mostly of audit and accounting fees and payroll. There were less operating expenses for the year ended December 31, 2025, mainly due to lower legal and professional fees incurred in 2025. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operation

The Company incurred a loss from operations of $86,623 and $104,887 for the years ended December 31, 2025 and 2024, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the years ended December 31, 2025 and 2024.

	Year ended
	December 31,
	2025	2024
Interest and other income	$9,881	$15,938
Other Income (Expense), net	$9,881	$15,938

Other income decreased by $6,057 for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease was driven by less interest income in 2025 as compared to 2024 and lower interest rates.

Net Loss

The Company had a net loss of $76,742 for the year ended December 31, 2025, compared with a net loss of $88,949 for the year ended December 31, 2024. The decrease in net loss was due to a decrease in professional fees.

Losses per share for the years ended December 31, 2025 and 2024 were $(0.00) and $(0.00) per share, respectively, based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At December 31, 2025 the Company had cash and cash equivalents of $221,966, consisting of funds in bank account and U.S. Treasury Money Market Funds. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Year ended
	December 31,
	2025	2024
Net Cash Used in Operating Activities	$(75,744)	$(90,461)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	—	—
Net Decrease in Cash and Cash Equivalents	$(75,744)	$(90,461)

Net cash of $75,744 and $90,461 were used in operations during the year ended December 31, 2025 and 2024, respectively.

The use of cash of $75,744 used in operating activities for the year ended December 31, 2025, principally resulted from the net loss of $76,742 offset by change in accounts payable and accrued expenses of $998.

No cash flows were used in or provided by investing activities during the years ended December 31, 2025 and 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements as of and for the years ended December 31, 2025 and 2024 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Our Board, with the participation of the Principal Executive and Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

The Company’s Board of Directors has conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2025 in accordance with the criteria set forth by the Committee of Sponsoring Organizations of The Treadway Commission (“COSO”) in Internal Control - Integrated Framework.

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

During the year ended December 31, 2025, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

Information concerning each member of Chase’s Board of Directors is set forth below:

Name, Age, and Business Experience	Positions with Company

William J. Barrett, 86

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

Lead Director

Arthur J. Gajarsa, 85

Joined the Board of Directors in 2025; Jurist in Residence at New Hampshire School of Law from 2012 to the present; Director of Supreme Industries, Inc. (“Supreme”), a manufacturer of specialized truck bodies, from 2012 through 2017; Senior Counsel at the law firm of Wilmer, Cutler, Pickering, Hale and Dorr from January of 2013 through 2024; Trustee of Rensselaer Polytechnic Institute since 1994, Chairman of the Board of Trustees from 2011 through 2017, Vice Chairman from 1998 to 2010 and presently Chair Emeritus; Director of Georgetown University Board of Directors from 1996 to 2008, and Chairman of the Audit Committee, the Law Committee, and a member of the Executive Committee from 2002 to 2008; U.S. Circuit Judge for the U.S. Court of Appeals for the Federal Circuit from 1997 to 2012. Prior to his judicial appointment, Judge Gajarsa served as Senior Partner of Joseph, Gajarsa, McDermott & Reiner, P.C., and previously served as Special Counsel to the Secretary of the Interior and Commissioner of Indian Affairs. He also worked at the Department of Commerce at the USPTO and worked as a systems analyst at the Department of Defense. Judge Gajarsa provides the Board insight and experience in the areas of legal compliance, corporate mergers and acquisitions, commercial litigation, international trade and intellectual property.

Director

Herbert M. Gardner, 86

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

Matthew W. Long CPA, MBA, 64

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

Director

Mark C. Neilson, 67

Joined the Board of Directors in 2019, Founder/Managing Partner of Accretive CFO Services of San Diego LLC, a financial consulting services firm since December 2010; part owner of REF007, LLC, a San Diego-based franchise of Executive Peer Groups since April 2020; Director of Supreme Industries, Inc. from May 2003 to September 2017; Director of SmokerCraft, Inc., a manufacturer of pontoon and fishing boats, since December 2010; Director of Earthway Products, Inc., a manufacturer of fertilizer spreaders from December 2016 to August 2023; and Director of PenChecks, Inc., a provider of retirement plan distribution services from July 2020 to August 2025. Mr. Neilson qualifies as an “audit committee financial expert” under guidelines of the Securities and Exchange Commission

Director

Wayne A. Whitener, 74

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

Ann C. W. Green	84	Principal Executive Officer, Chief Financial Officer and Assistant Secretary

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total

Ann C.W. Green, Chief Financial Officer	2025	$17,000	-0-	$0	-0-	-0-	-0-	-0-	$17,000
	2024	$17,000	-0-	$0	-0-	-0-	-0-	-0-	$17,000

Director Compensation

Directors of the Company are not paid fees, but are reimbursed for expenses incurred in connection with attendance at meetings of the Board of Directors and out-of-pocket expenses incurred in connection with Company business and development.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership		Approximate Percentage of Class (1)

William J. Barrett PO Box 126, Rumson, NJ 07760	Common	8,954,524	(2)(4)	14.47%

Arthur J. Gajarsa PO Box 126, Rumson, NJ 07760	Common	4,145,825	(4)	6.70%

Herbert M. Gardner PO Box 126, Rumson, NJ 07760	Common	5,842,683	(3)(4)	9.44%
5,842,683
Matthew W. Long 25580 North Shore Dr., Elkhart, IN 46514	Common	400,000		0.65%

Mark C. Neilson 7140 Calabria Court #B, San Diego, CA 92122	Common	400,000		0.65%

Wayne A. Whitener 101 E. Park Blvd., Ste 955 Plano, TX 75074	Common	472,738		0.76%

Ann C. W. Green PO Box 126, Rumson, NJ 07760	Common	1,557,541	(4)	2.52%

All directors & officers as a group (7 persons)	Common	21,773,311	(2)(3)(4)	35.19%

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

(4)	Includes the Common Stock underlying warrants held by the following directors and executive officers:

Beneficial Owner	Number of Common Shares Underlying Warrants Beneficially Owned

William J. Barrett (1)	245,500
Arthur J. Gajarsa	503,500
Herbert M. Gardner (2)	712,500
Matthew W. Long	-
Mark C. Neilson	-
Wayne A. Whitener	-
Ann C. W. Green	118,500
Total	1,580,000

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Independence

The Common Stock is quoted on the over-the-counter market operated by OTCID Market, which does not impose any director independence requirements. Using the director independence requirements set forth in NASDAQ rule 5605(a)(2), the Company has four independent directors, Messrs. Arthur J. Gajarsa, Matthew W. Long, Mark C. Neilson and Wayne A. Whitener.

Transactions and Relationships Involving Our Directors and Executive Officers

The Company did not engage in any transaction during the 2025 fiscal year, and does not currently propose to enter into any transaction, in which any related person had or will have a direct or indirect material interest in excess of $120,000.

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

	Fiscal year ended
	December 31,
	2025	2024
1. Audit fees	$26,100	$19,424
2. Audit-related fees	—	—
3. Tax fees	650	600
4. All other fees	—	—
Totals	$26,750	$20,024

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

“Tax Fees” consisted of the fees billed by an outside accountancy firm for preparation of the Company’s Corporate Income Tax Return.

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

4.2

Form of Amendment No. 2 to Warrant Agreement filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on November 13, 2014, and incorporated herein by reference.

4.3

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

CHASE PACKAGING CORPORATION

Date: March 30, 2026	By:	/s/ Ann C. W. Green
Ann C. W. Green
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2026	By:	/s/ Ann C.W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

Date: March 30, 2026	By:	/s/ William J. Barrett
William J. Barrett
Lead Director
Date: March 30, 2026	By:	/s/ Arthur J. Gajarsa
Arthur J. Gajarsa
Director

Date: March 30, 2026	By:	/s/ Herbert M. Gardner
Herbert M. Gardner
Director

Date: March 30, 2026	By:	/s/ Matthew W. Long
Matthew W. Long
Director

Date: March 30, 2026	By:	/s/ Mark C. Neilson
Mark C. Neilson
Director

Date: March 30, 2026	By:	/s/ Wayne Whitener
Wayne Whitener
Director

CHASE PACKAGING CORPORATION

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

- INDEX TO FINANCIAL STATEMENTS -

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Chase Packaging Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Chase Packaging Corporation (the Company) as of December 31, 2025 and 2024, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the related notes collectively referred to as the financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

March 27, 2026

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

CHASE PACKAGING CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,966	$297,710

TOTAL ASSETS	$221,966	$297,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,471	$3,473
TOTAL CURRENT LIABILITIES	4,471	3,473

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued as of December 31, 2025 and 2024 and 61,882,172 outstanding as of December 31, 2025 and 2024	619	619
Treasury stock, $0.00001 par value 497,587 shares as of December 31, 2025 and 2024	(49,759)	(49,759)
Additional paid-in capital	8,839,367	8,839,367
Accumulated deficit	(8,572,732)	(8,495,990)
TOTAL STOCKHOLDERS’ EQUITY	217,495	294,237

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,966	$297,710

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF OPERATIONS

	For The Year ended
	December 31,
	2025	2024
EXPENSES:
General and administrative expense	$86,623	$104,887

LOSS FROM OPERATIONS	(86,623)	(104,887)

OTHER INCOME (EXPENSE)
Interest and other income	9,881	15,938
TOTAL OTHER INCOME (EXPENSE)	9,881	15,938

LOSS BEFORE INCOME TAXES	(76,742)	(88,949)
Provision for income taxes	—	—
NET LOSS	$(76,742)	$(88,949)

LOSS PER COMMON SHARE – BASIC AND DILUTED	(0.00)	(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	61,882,172	61,882,172

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2023	62,379,759	$619	$8,839,367	$(8,407,041)	(497,587)	$(49,759)	$383,186

Net loss for the year ended December 31, 2024	—	—	—	(88,949)	—	—	(88,949)
Balance at December 31, 2024	62,379,759	$619	$8,839,367	$(8,495,990)	(497,587)	$(49,759)	$294,237

Net loss for the year ended December 31, 2025	—	—	—	(76,742)	—	—	(76,742)
Balance at December 31, 2025	62,379,759	$619	$8,839,367	$(8,572,732)	(497,587)	$(49,759)	$217,495

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,742)	$(88,949)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	998	(1,512)
Net cash used in operating activities	(75,744)	(90,461)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,744)	(90,461)

Cash and cash equivalents, Beginning of Year	297,710	388,171

CASH AND CASH EQUIVALENTS, END OF YEAR	$221,966	$297,710

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these financial statements.

CHASE PACKAGING CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

NOTE 2 - LIQUIDITY:

At December 31, 2025 and 2024, the Company had cash and cash equivalents of $221,966 and $297,710, respectively, consisting of cash and U.S. Treasury Money Market Funds. Our net losses incurred for the years ended December 31, 2025 and 2024, amounted to $76,742 and $88,949, respectively, and we had working capital of $217,495 and $294,237 at December 31, 2025 and 2024, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of December 31, 2025 and 2024, the Company had cash in insured accounts in the amounts of $1,501 and $2,622, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $220,465 and $295,088, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At December 31, 2025 and 2024, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of December 31, 2025 and 2024.

Recent Adopted Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid (ASU 2023-09). ASU No. 2023-09 requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign taxes and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company has adopted ASU 2023-09 for the year ended December 31, 2025 and has retrospectively adjusted disclosures for the year ended December 31, 2024. The adoption of ASU 2023-09 had no impact on the Company’s balance sheets, statements of operations, or statements of cash flows.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 6) from the calculation of diluted loss per share for the years ended December 31, 2025 and 2024, respectively, which, if included, would have an antidilutive effect.

NOTE 5 - INCOME TAXES:

The Company has recorded a full valuation allowance on its net deferred tax assets and therefore any impact on the value of the Company’s deferred tax assets will be offset by a change in the valuation allowance, which increased by $19,000 and $22,240 during the years ended December 31, 2025 and 2024, respectively.

Our tax provision is determined using an estimate of our annual effective tax rate adjusted for discrete items, if any, that are taken into account in the relevant period. The 2025 and 2024 annual effective tax rate is estimated to be a combined 25%, respectively for the U.S. combined federal and state statutory tax rates. We review tax uncertainties in light of changing facts and circumstances and adjust them accordingly. As of December 31, 2025 and 2024, there were no tax contingencies or unrecognized tax positions recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities recognized for financial reporting, and the amounts recognized for income tax purposes. The significant components of deferred tax assets (at an approximate 25% effective tax rate) as of December 31, 2025 and 2024, respectively, are as follows:

	Year ended
	December 31,
	2025	2024
Deferred tax assets and valuation allowances consist of:
Deferred tax assets:
Net operating loss carry forwards	$328,675	$309,675
Less valuation allowance	(328,675)	(309,675)
Net deferred tax assets	$—	$—

The income tax provision differs from the amount of income tax determined by applying the combined U.S federal and state tax rate (25%) for the years ended December 31, 2025 and 2024 due to the following:

	Year ended
	December 31,
	2025	2024
Book income	$(19,000)	$(22,240)
Warrant modification expense	—	—
Valuation allowance	19,000	22,240
Income tax expense	$—	$—

The Company has a net operating loss carry forward for federal and state tax purposes of approximately $1,314,700 and $1,238,800 as of December 31, 2025 and 2024, respectively, that is potentially available to offset future taxable income. The Act changes the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forward arising after January 1, 2018, will now be limited to 80 percent of taxable income.

For financial reporting purposes, no deferred tax asset was recognized because at December 31, 2025 and 2024, management estimates that it is more likely than not that substantially all of the net operating losses will expire unused. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The timing and manner in which we can utilize our net operating loss carry forward and future income tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding the change in ownership of corporations. Such limitation may have an impact on the ultimate realization of the Company’s carry forwards and future tax deductions. Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on a corporation’s ability to utilize net operating losses if it experiences an “ownership change.” In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by us at the time of the change that are recognized in the five-year period after the change. Upon review of the ownership shifts, there has not been an ownership change as defined under Section 382.

The Company had no uncertain tax positions that would necessitate recording of a tax related liability.

The Company’s tax returns for the years ended December 31, 2025 and 2024 are open for examination under Federal Statute of Limitations.

NOTE 6 - WARRANTS AND PREFERRED STOCK:

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

Average risk-free interest rate	4.66%
Average expected life-years	3
Expected volatility	182.19%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2024	6,909,000	$0.15	1.18
Granted	—	—	—
Extended	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at December 31,2025	6,909,000	$0.15	0.18
Exercisable at December 31, 2025	6,909,000	$0.15	0.18

As of December 31, 2025 and 2024, the average remaining contractual life of the outstanding warrants was 0.18 years and 1.18 years, respectively. The intrinsic value of the warrants at December 31, 2025 was $0. On February 23, 2026 the warrant expiration date was extended to March 7, 2029.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of December 31, 2025 and 2024, there was no preferred stock issued or outstanding.

NOTE 7 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At December 31, 2025 and 2024, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at December 31, 2025 and 2024.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the years ended December 31, 2025 and 2024.

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

There were no transfers in or out of any level during the years ended December 31, 2025 or 2024.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 820. No events occurred during the years ended December 31, 2025 or 2024 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively:

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2025	2025	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$220,465	$220,465	$220,465	$—	$—
Money market funds	1,501	1,501	1,501	—	—
Total Assets	$221,966	$221,966	$221,966	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2024	2024	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$295,088	$295,088	$295,088	$—	$—
Money market funds	2,622	2,622	2,622	—	—
Total Assets	$297,710	$297,710	$297,710	$—	$—

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 10 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from December 31, 2025 through the issuance date of these financial statements and, except as follows, there are no other subsequent events requiring disclosure.

The Company, acting by resolution of its Board of Directors, amended and extended the expiration date of its outstanding warrants to purchase up to 6,909,000 shares of common stock to March 7, 2029.  The terms of the warrants, including the exercise price of $0.15 per share, remain in effect without modification.

