Form 10-Q
period 2026-03-31
CHASE PACKAGING CORP
filed 2026-05-15
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2026
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,369	$221,966

TOTAL ASSETS	$206,369	$221,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$4,471	$4,471
TOTAL CURRENT LIABILITIES	4,471	4,471

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of March 31, 2026 and December 31, 2025	619	619
Treasury stock, $0.00001 par value 497,587 shares as of March 31, 2026 and December 31, 2025	(49,759)	(49,759)
Additional paid-in capital	8,977,547	8,839,367
Accumulated deficit	(8,726,509)	(8,572,732)
TOTAL STOCKHOLDERS’ EQUITY	201,898	217,495
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,369	$221,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended
	March 31,
	2026	2025
EXPENSES:
General and administrative expense	$17,335	$17,325

LOSS FROM OPERATIONS	(17,335)	(17,325)

OTHER INCOME (EXPENSE)
Interest and other income	1,738	2,818
Warrant modification expense	(138,180)	—
TOTAL OTHER INCOME (EXPENSE)	(136,442)	2,818

LOSS BEFORE INCOME TAXES	(153,777)	(14,507)
Provision for income taxes	—	—
NET LOSS	$(153,777)	$(14,507)

BASIC AND DILUTED LOSS PER COMMON SHARE	(0.00)	(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,882,172	61,882,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2024	62,379,759	$619	$8,839,367	$(8,495,990)	(497,587)	$(49,759)	$294,237

Net loss for the three months ended March 31, 2025	—	—	—	(14,507)	—	—	(14,507)
Balance at March 31, 2025	62,379,759	$619	$8,839,367	$(8,510,497)	(497,587)	$(49,759)	$279,730

	Common		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

Balance at December 31, 2025	62,379,759	$619	$8,839,367	$(8,572,732)	(497,587)	$(49,759)	$217,495

Modification of warrants, expiration of 6,909,000 warrants extended to March 7, 2026	—	—	138,180	—	—	—	138,180
Net loss for the three months ended March 31, 2026	—	—	—	(153,777)	—	—	(153,777)
Balance at March 31, 2026	62,379,759	$619	$8,977,547	$(8,726,509)	(497,587)	$(49,759)	$201,898

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,777)	$(14,507)
Adjustment to reconcile net loss to net cash used in operating activities:
Warrants modification expense	138,180	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	—	828

Net cash used in operating activities	(15,597)	(13,679)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH	(15,597)	(13,679)

Cash, beginning of period	221,966	297,710

CASH, END OF PERIOD	$206,369	$284,031

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

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

The unaudited condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation and a reasonable understanding of the information presented. The unaudited condensed financial statements should be read in conjunction with the financial statements and the related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of March 31, 2026, and results of operations and cash flows for the three months ended March 31, 2026 and 2025, as applicable, have been made. The results of operations for the three months ended March 31, 2026 are not indicative of the operating results for the full fiscal year to end December 31, 2026 or any future periods.

NOTE 2 - LIQUIDITY:

At March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $206,369 and $221,966, respectively, consisting of money market funds and U.S. Treasury Bills. Our net losses incurred for the three months ended March 31, 2026 and 2025, amounted to $153,777 and $14,507, respectively, and we had working capital of $201,898 and $217,495 at March 31, 2026 and December 31, 2025, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of March 31, 2026 and December 31, 2025, the Company had cash in insured accounts in the amount of $1,167 and $1,501, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $205,202 and $220,465, respectively.

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

The Company follows FASB Interpretation of “Accounting for Uncertainty in Income Taxes.” At March 31, 2026 and December 31, 2025, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of March 31, 2026 and December 31, 2025.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid (ASU 2023-09). ASU No. 2023-09, effective for annual reporting periods beginning after December 15, 2024, requires a public business entity (PBE) to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold equal to or greater than 5% of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign taxes and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company has adopted ASU 2023-09 for the year ended December 31, 2025 and has retrospectively adjusted disclosures for the year ended December 31, 2024. The adoption of ASU 2023-09 had no impact on the Company’s balance sheets, statements of operations, or statements of cash flows.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within fiscal years beginning after December 15, 2027. The guidance can be applied prospectively with an option for retrospective application. Early adoption is also permitted. We are currently evaluating the provisions of this ASU.

In December 2025, the Financial Accounting Standards Board (FASB) issued the following Accounting Standards Updates (ASUs):

ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements

This ASU clarifies the scope and applicability of Topic 270, improves the navigability of interim reporting guidance by consolidating disclosure requirements into a single list, introduces a disclosure principle for material events and changes since the most recent annual reporting period, and provides clarifications on the form and content of (condensed) interim financial statements and notes. The amendments are not expected to significantly change existing interim reporting requirements.

The ASU is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its interim financial statement disclosures.

ASU 2025-12, Codification Improvements

This ASU includes various technical corrections, clarifications, and minor improvements to the Accounting Standards Codification across multiple Topics (including Earnings Per Share, Credit Losses, Leases, and others). The amendments are not expected to have a material effect on the Company’s consolidated financial statements.

The ASU is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted (on an issue-by-issue basis in some cases). The Company is currently assessing the impact, if any, of this ASU.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed financial statement as a result of further adoption.

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the three months ended March 31, 2026 and 2025, respectively, which, if included, would have an antidilutive effect.

NOTE 5 - WARRANTS AND PREFERRED STOCKS:

Warrants

2026 Extension of Warrant Terms

The Company, acting by resolution of its Board of Directors, amended and extended the expiration date of its outstanding warrants to purchase up to 6,909,000 shares of common stock to March 7, 2029. The terms of the warrants, including the exercise price of $0.15 per share, remain in effect without modification. The warrants modification expense of $138,180 was recorded as the incremental value of the modified warrants over the unmodified warrants on the modification date. Assumptions used in the Black Scholes option-pricing model for these warrants were as follows:

Average risk-free interest rate	3.59%
Average expected life-years	3
Expected volatility	293.85%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2025	6,909,000	$0.15	0.18
Granted	—	—	—
Extended	6,909,000	0.15	3.00
Exercised	—	—	—
Forfeited/expired	(6,909,000)	0.15	—
Outstanding at March 31, 2026	6,909,000	$0.15	2.94
Exercisable at March 31, 2026	6,909,000	$0.15	2.94

As of March 31, 2026 and December 31, 2025, the average remaining contractual life of the outstanding warrants was 2.94 years and 0.18 year, respectively. The warrants will expire on March 7, 2029. The intrinsic value of the warrants at March 31, 2026 was $0 due to the exercise price exceeding the fair market value of the common stock.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of March 31, 2026 and December 31, 2025, there was no preferred stock issued or outstanding.

NOTE 6 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At March 31, 2026 and December 31, 2025, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at March 31, 2026 and December 31, 2025.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the three months ended March 31, 2026 and 2025.

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

There were no transfers in or out of any level during the three months ended March 31, 2026 or 2025.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during the three months ended March 31, 2026 or 2025 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, respectively:

	Carrying Amount In Balance Sheet March 31,	Fair Value March 31,	Fair Value Measurement Using
	2026	2026	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$205,202	$205,202	$205,202	$—	$—
Money market funds	1,167	1,167	1,167	—	—
Total Assets	$206,369	$206,369	$206,369	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2025	2025	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$220,465	$220,465	$220,465	$—	$—
Money market funds	1,501	1,501	1,501	—	—
Total Assets	$221,966	$221,966	$221,966	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from March 31, 2026 through the issuance date of these financial statements and there are no other subsequent events requiring disclosure.

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

Results of Operations

For the three months ended March 31, 2026 and 2025

Revenue

The Company had no operations and no revenue for the three months ended March 31, 2026 and 2025, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Audit and accounting fees	$5,100	$9,245
Payroll expense	6,851	5,284
Other general and administrative expense	5,384	2,796
Total	$17,335	$17,325

Operating expenses remained constant for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Other general and administrative expenses are comprised of transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $17,335 and $17,325 for the three months ended March 31, 2026 and 2025, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025

Interest and other income	$1,738	$2,818
Warrants modification expense	$(138,180)	$—
Other Income (Expense), net	$(136,442)	$2,818

Net other income (expense) was $(136,442) for the three months ended March 31, 2026, compared to net other income (expense) of $2,818 for the three months ended March 31, 2025. The change was due to the extension of the warrants’ expiration date resulting in warrants modification expense of $138,180 during the three months ended March 31, 2026 (see Note 5 to the financial statements).

Net Loss

The Company had a net loss of $153,777 for the three months ended March 31, 2026, compared with a net loss of $14,507 for the three months ended March 31, 2025. The increase in net loss was due to the above-mentioned warrant-extension-of-expiration-date effect and to a small increase in general and administrative expenses.

Loss per share for the three months ended March 31, 2026 and 2025 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will be consistent and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At March 31, 2026 the Company had cash and cash equivalents of $206,369, consisting of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all years presented in this Report.

Cash Flow

	Three Months Ended
	March 31,
	2026	2025
Net Cash Used in Operating Activities	$(15,597)	$(13,679)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	—	—
Net Decrease in Cash and Cash Equivalents	$(15,597)	$(13,679)

Net cash of $15,597 and $13,679 were used in operations during the three months ended March 31, 2026 and 2025, respectively.

The cash used in operating activities of $15,597 for the three months ended March 31, 2026 principally resulted from our net loss of $153,777 offset by change in warrants modification expense of $138,180.

The cash used in operating activities of $13,679 for the three months ended March 31, 2025 principally resulted from our net loss of $14,507 offset by change in accounts payable and accrued expenses of $828.

No cash flows were used in or provided by investing activities during the three months ended March 31, 2026 and 2025.

No cash flows were used in or provided by financing activities during the three months ended March 31, 2026 and 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended March 31, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: May 15, 2026	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

