Form 10-Q
period 2026-09-30
CHASE PACKAGING CORP
filed 2026-11-13
CIK 1025771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2026
Common Stock, par value $.00001 per share	61,882,172 shares

- INDEX -

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

CHASE PACKAGING CORPORATION

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,805	$221,966

TOTAL ASSETS	$164,805	$221,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$6,039	$4,471
TOTAL CURRENT LIABILITIES	6,039	4,471

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, $1.00 par value; 4,000,000 authorized: Series A 10% Convertible preferred stock; 50,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.00001 par value 200,000,000 shares authorized; 62,379,759 shares issued and 61,882,172 outstanding as of September 30, 2026 and December 31, 2025	619	619
Treasury stock, $0.00001 par value 497,587 shares as of September 30, 2026 and December 31, 2025	(49,759)	(49,759)
Additional paid-in capital	8,977,547	8,839,367
Accumulated deficit	(8,769,641)	(8,572,732)
TOTAL STOCKHOLDERS’ EQUITY	158,766	217,495
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,805	$221,966

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

EXPENSES:
General and administrative expense	$19,656	$19,969	$63,512	$69,750

LOSS FROM OPERATIONS	(19,656)	(19,969)	(63,512)	(69,750)

OTHER INCOME (EXPENSE)
Interest and other income	1,417	2,400	4,783	7,788
Warrants modification expense	—	—	(138,180)	—
TOTAL OTHER INCOME (EXPENSE)	1,417	2,400	(133,397)	7,788

LOSS BEFORE INCOME TAXES	(18,239)	(17,569)	(196,909)	(61,962)
Provision for income taxes	—	—	—	—
NET LOSS	$(18,239)	$(17,569)	$(196,909)	$(61,962)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	61,882,172	61,882,172	61,882,172	61,882,172

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
	Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2026	62,379,759	$619	$8,977,547	$(8,751,402)	(497,587)	$(49,759)	$177,005

Net loss for the three months ended September 30, 2026	—	—	—	(18,239)	—	—	(18,239)
Balance at September 30, 2026	62,379,759	$619	$8,977,547	$(8,769,641)	(497,587)	$(49,759)	$158,766

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
	Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2025	62,379,759	$619	$8,839,367	$(8,572,732)	(497,587)	$(49,759)	$217,495

Modification of warrants, expiration of 6,909,000 warrants extended to March 7, 2029	—	—	138,180	—	—	—	138,180
Net loss for the nine months ended September 30, 2026	—	—	—	(196,909)	—	—	(196,909)
Balance at September 30, 2026	62,379,759	$619	$8,977,547	$(8,769,641)	(497,587)	$(49,759)	$158,766

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
	Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at June 30, 2025	62,379,759	$619	$8,839,367	$(8,540,383)	(497,587)	$(49,759)	$249,844

Net loss for the three months ended September 30, 2025	—	—	—	(17,569)	—	—	(17,569)
Balance at September 30, 2025	62,379,759	$619	$8,839,367	$(8,557,952)	(497,587)	$(49,759)	$232,275

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
	Common		Additional Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at December 31, 2024	62,379,759	$619	$8,839,367	$(8,495,990)	(497,587)	$(49,759)	$294,237

Net loss for the nine months ended September 30, 2025	—	—	—	(61,962)	—	—	(61,962)
Balance at September 30, 2025	62,379,759	$619	$8,839,367	$(8,557,952)	(497,587)	$(49,759)	$232,275

The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(196,909)	$(61,962)
Adjustment to reconcile net loss to net cash used in operating activities:
Warrants modification expense	138,180	—
Change in operating assets and liabilities:
Accounts payable and accrued expenses	1,568	5,000

Net cash used in operating activities	(57,161)	(56,962)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—

NET DECREASE IN CASH	(57,161)	(56,962)

Cash, beginning of period	221,966	297,710

CASH, END OF PERIOD	$164,805	$240,748

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CHASE PACKAGING CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2026

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

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of financial position as of September 30, 2026, and results of operations and cash flows for the three- and nine- month periods ended September 30, 2026 and 2025, as applicable, have been made. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full fiscal year to end December 31, 2026 or any future periods.

NOTE 2 - LIQUIDITY:

At September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $164,805 and $221,966, respectively, consisting of money market funds and U.S. Treasury Bills. Our net losses incurred for the nine months ended September 30, 2026 and 2025, amounted to $196,909 and $61,962, respectively, and we had working capital of $158,766 and $217,495 at September 30, 2026 and December 31, 2025, respectively. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash with a remaining maturity of three months or less at the time of acquisition to be cash equivalents. The Company maintains its cash and cash equivalents balances with high credit quality financial institutions. As of September 30, 2026 and December 31, 2025, the Company had cash in insured accounts in the amount of $6,563 and $1,501, respectively, and cash equivalents (Treasury and government securities) held in financial institutions that were uninsured by Federal Deposit Insurance Corporation in the amount of $158,242 and $220,465, respectively.

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

The Company records uncertain tax positions in accordance with ASC 740, Accounting for Income Taxes, on the basis of a two-step process in which (1) it determines whether it is more likely than not that a tax position will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

As of September 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company currently has no federal or state tax examinations in progress.

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

Treasury Stock

The Company accounts for treasury stock using the cost method. There were 497,587 shares of Class A common stock held in treasury, purchased at a total cumulative cost of approximately $49,759, as of September 30, 2026 and December 31, 2025.

Recently Adopted Accounting Pronouncements

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

We have excluded 6,909,000 common stock equivalents (warrants - Note 5) from the calculation of diluted loss per share for the three months ended September 30, 2026 and 2025, respectively, which, if included, would have an antidilutive effect.

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

Average risk-free interest rate	3.59%
Average expected life-years	3
Expected volatility	293.85%
Expected dividends	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2025	6,909,000	$0.15	0.18
Granted	—	—	—
Exercised	—	—	—
Forfeited/expired	—	—	—
Outstanding at September 30, 2026	6,909,000	$0.15	2.44
Exercisable at September 30, 2026	6,909,000	$0.15	2.44

As of September 30, 2026 and December 31, 2025, the average remaining contractual life of the outstanding warrants was 2.44 years and 0.18 year, respectively. The warrants will expire on March 7, 2029. The intrinsic value of the warrants at September 30, 2026 was $0 due to the exercise price exceeding the fair market value of the common stock.

Series A 10% Convertible Preferred Stock

The Company has authorized 4,000,000 shares of Preferred Stock, of which 50,000 shares have been designated as Series A 10% Convertible Preferred Stock. As of September 30, 2026 and December 31, 2025, there was no preferred stock issued or outstanding.

NOTE 6 - STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION:

At September 30, 2026 and December 31, 2025, the Company had 61,882,172 common shares outstanding. Also outstanding were warrants relating to 6,909,000 shares of common stock, all totaling 68,791,172 shares of common stock and all common stock equivalents, outstanding at September 30, 2026 and December 31, 2025.

The Company did not incur any stock-based compensation or issue common or preferred stock or any other equity instruments during the three and nine months ended September 30, 2026 and 2025.

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

There were no transfers in or out of any level during the nine months ended September 30, 2026 or 2025.

Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in the Company’s balance sheets, the Company has elected not to record any other assets or liabilities at fair value, as permitted by ASC 825. No events occurred during the nine months ended September 30, 2026 or 2025 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

The Company determines fair values for its investment assets as follows:

Cash equivalents at fair value - the Company’s cash equivalents, at fair value, consist of money market funds - marked to market on reporting dates. The Company’s money market funds are classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices from an exchange.

The following tables provide information on those assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, respectively:

	Carrying Amount In Balance Sheet September 30,	Fair Value September 30,	Fair Value Measurement Using
	2026	2026	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$158,242	$158,242	$158,242	$—	$—
Money market funds	6,563	6,563	6,563	—	—
Total Assets	$164,805	$164,805	$164,805	$—	$—

	Carrying Amount In Balance Sheet December 31,	Fair Value December 31,	Fair Value Measurement Using
	2025	2025	Level 1	Level 2	Level 3
Assets:
Treasury and government securities	$220,465	$220,465	$220,465	$—	$—
Money market funds	1,501	1,501	1,501	—	—
Total Assets	$221,966	$221,966	$221,966	$—	$—

NOTE 8 - COMMITMENTS AND CONTINGENCIES:

The Company’s Board of Directors has agreed to pay the Company’s Chief Financial Officer an annual salary of $17,000. No other officers or directors of the Company receive cash compensation other than reimbursement of out-of-pocket expenses incurred in connection with Company business and development.

NOTE 9 - SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from September 30, 2026 through the issuance date of these financial statements and there are no other subsequent events requiring disclosure.

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

Results of Operations

For the three months ended September 30, 2026 and 2025

Revenue

The Company had no operations and no revenue for the three months ended September 30, 2026 and 2025, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the three months ended September 30, 2026 and 2025.

	Three Months Ended
	September 30,
	2026	2025
Audit and accounting fees	$10,350	$11,600
Payroll expense	5,279	5,141
Other general and administrative expense	4,027	3,228
Total	$19,656	$19,969

Operating expenses decreased by $313 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily due to lower audit and accounting fees, partially offset by a slight increase in other general and administrative expenses.

Other general and administrative expenses are comprised of OTC registration fee, transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $19,656 and $19,969 for the three months ended September 30, 2026 and 2025, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the three months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025
Interest and other income	$1,417	$2,400
Other Income (Expense), net	$1,417	$2,400

Other income decreased by $983 for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. This decrease primarily resulted from less interest earned on a lower bank balance during the three months ended September 30, 2025.

Net Loss

The Company had a net loss of $18,239 for the three months ended September 30, 2026, compared with a net loss of $17,569 for the three months ended September 30, 2025. The increase in net loss was primarily due to lower interest income, partially offset by the decrease in operating expenses.

Loss per share for the three months ended September 30, 2026 and 2025 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will be consistent and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

For the nine months ended September 30, 2026 and 2025

Revenue

The Company had no operations and no revenue for the nine months ended September 30, 2026 and 2025, and its only income was from interest income on its short-term investments which are classified as cash and cash equivalents.

Operating Expenses

The following table presents our total operating expenses for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended
	September 30,
	2026	2025
Audit and accounting fees	$27,450	$30,445
Payroll expense	15,759	15,572
Other general and administrative expense	20,303	23,733
Total	$63,512	$69,750

Operating expenses decreased by $6,238 for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. The decrease was related to the decrease in professional fees and other general and administration legal fees for the nine months ended September 30, 2026.

Other general and administrative expenses are comprised of OTC registration fee, transfer agent and EDGAR filer services and other services. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of reports with the Securities and Exchange Commission.

Loss from Operations

The Company incurred a loss from operations of $63,512 and $69,750 for the nine months ended September 30, 2026 and 2025, respectively.

Other Income (Expense)

The following table presents our total Other Income (Expense) for the nine months ended September 30, 2026 and 2025.

	Nine Months Ended September 30,
	2026	2025
Interest and other income	$4,783	$7,788
Warrants modification expense	$(138,180)	$—
Other Income (Expense), net	$(133,397)	$7,788

Net other expense was $(133,397) for the nine months ended September 30, 2026, compared to net other income of $7,788 for the nine months ended September 30, 2025. The change was due to the extension of the warrants’ expiration date resulting in warrants modification expense of $138,180 during the nine months ended September 30, 2026 (see Note 5 to the financial statements).

Net Loss

The Company had a net loss of $196,909 for the nine months ended September 30, 2026, compared with a net loss of $61,962 for the nine months ended September 30, 2025. The increase in net loss was mainly due to the above-mentioned warrants modification expense.

Loss per share for the nine months ended September 30, 2026 and 2025 was approximately $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding.

It is anticipated that future operating expenses will decrease and then stabilize as the Company complies with its periodic reporting requirements; however, expenses may increase as the Company works to effect a business combination, although there can be no assurance that the Company will be successful in effecting a business combination.

Liquidity and Capital Resources

At September 30, 2026 the Company had cash and cash equivalents of $164,805, consisting of money market funds and U.S. Treasury and government securities maturing in 3 months or less. Management believes that its cash and cash equivalents are sufficient for its business activities for at least the next twelve months and for the costs of seeking an acquisition of an operating business.

The following table provides detailed information about our net cash flow for all periods presented in this Report.

Cash Flow

	Nine Months Ended
	September 30,
	2026	2025
Net Cash Used in Operating Activities	$(57,161)	$(56,962)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	—	—
Net Decrease in Cash and Cash Equivalents	$(57,161)	$(56,962)

Net cash of $57,161 and $56,962 were used in operations during the nine months ended September 30, 2026 and 2025, respectively.

The cash used in operating activities of $57,161 for the nine months ended September 30, 2026 principally resulted from our net loss of $196,909 offset by non-cash warrants modification expense of $138,180 and change in accounts payable and accrued expenses of $1,568.

The cash used in operating activities of $56,962 for the nine months ended September 30, 2025 principally resulted from our net loss of $61,962 offset by change in accounts payable and accrued expenses of $5,000.

No cash flows were used in or provided by investing activities during the nine months ended September 30, 2026 and 2025.

No cash flows were used in or provided by financing activities during the nine months ended September 30, 2026 and 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting.

We regularly review our system of internal control over financial reporting.

During the quarter ended September 30, 2026, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to affect materially, our internal control over financial reporting.

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

CHASE PACKAGING CORPORATION

Date: November 13, 2026	By:	/s/ Ann C. W. Green
Ann C. W. Green
Chief Financial Officer and Assistant Secretary
(Principal Executive, Financial and Accounting Officer)

